Form 10-Q
period 2001-04-30
SINGLE SOURCE FINANCIAL SERVICES CORP
filed 2001-06-14
CIK 1128581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: April 30, 2001           Commission file number: 33-50512


                      SINGLE SOURCE FINANCIAL SERVICES CORPORATION
                      --------------------------------------------
             (Exact name of registrant as specified in its charter)



                   New York                                16-1576984
---------------------------------------------        --------------------
(State or other jurisdiction of incorporation           (IRS Employer
               or  organization)                      identification No.)


                          10780 Santa Monica Boulevard
                                    Suite 240
                          Los Angeles, California 90025
                    ----------------------------------------
                    (address of principal executive offices)
                                   (Zip Code)


                                 (888) 262-1600
               ---------------------------------------------------
               (Registrant's telephone number including area code)


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90  days.    Yes  X   No
                 ---


     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of June 13, 2001, the Company had 11,845,689.

SINGLE  SOURCE  FINANCIAL  SERVICES CORPORATION
CONSOLIDATED  BALANCE  SHEETS
=============================================================================================

                                                                               APRIL 30
                                                                                 2001
                                                                         --------------------
                                                                               UNAUDITED
  ASSETS

    CURRENT ASSETS
      Cash and cash equivalents                                          $               934
      Accounts Receivable  - net                                                       8,575
      Loans receivable                                                                40,282
      Inventories                                                                     36,149
                                                                         --------------------
        TOTAL CURRENT ASSETS                                                          85,940
                                                                         --------------------

    PROPERTY AND EQUIPMENT
      Furniture                                                                        1,131
      Office equipment                                                                19,262
      Leasehold improvements                                                           6,673
      Website capitalized costs                                                       27,853
                                                                         --------------------
                                                                                      54,919
      Accumulated depreciation                                                        (2,275)
                                                                         --------------------
                                                                                      52,644
                                                                         --------------------

    OTHER ASSETS
      Note Receivable - Employee                                                      26,290
      Deposits and other assets                                                       11,604
                                                                         --------------------
                                                                                      37,894
                                                                         --------------------

           TOTAL ASSETS                                                  $           176,478
                                                                         ====================


  LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)

    CURRENT LIABILITIES
      Income taxes payable                                               $               900
      Accounts payable                                                                80,621
      Legal fees payable                                                              34,999
      Loans payable - officer                                                         31,938
                                                                         --------------------

        TOTAL CURRENT LIABILITIES                                                    148,458


    LONG TERM DEBT                                                                   974,526
                                                                         --------------------

        TOTAL LIABILITIES                                                          1,122,984
                                                                         --------------------

    STOCKHOLDERS' (DEFICIT)
      Common Stock, par value $.001, authorized 25,000,000 shares, issued and outstanding 11,845,689 shares at April 30, 2001 and
        December 31, 2000                                                             11,891
      Paid-in capital                                                                     45
      Retained (Deficit)                                                            (958,397)
                                                                         --------------------

        TOTAL STOCKHOLDERS'  (DEFICIT)                                              (946,506)
                                                                         --------------------

           TOTAL LIABILITIES AND STOCKHOLDERS'  (DEFICIT)                $           176,478
                                                                         ====================

See accompanying notes

SINGLE  SOURCE  FINANCIAL  SERVICES CORPORATION
STATEMENTS  OF  CONSOLIDATED  OPERATIONS
================================================================================================

                                                                    FOR THE QUARTER ENDED
                                                                         APRIL 30,
                                                            ------------------------------------
                                                                   2001               2000
                                                                 UNAUDITED          UNAUDITED

  Revenues                                                  $         445,525   $       145,546
  Cost of revenues                                                    (99,995)          (32,308)
                                                            ------------------  ----------------
        Gross profit                                                  345,530           113,238


  Selling, general, and administrative expenses                      (925,234)         (152,295)
                                                            ------------------  ----------------

    Net loss from operations                                         (579,704)          (39,058)

    Other income (expenses)
      Income from residual interests in merchant accounts              69,907                 -
      Interest income                                                     575                 -
      Interest expense                                                (19,304)             (252)
                                                            ------------------  ----------------

        Net Loss before income taxes                                 (528,526)          (39,310)

        Provision for income tax                                         (800)             (800)
                                                            ------------------  ----------------


        Net Loss                                            $        (529,326)  $       (40,110)
                                                            ==================  ================

        Basic (Loss) Per Share                              $           (0.04)  $             *
                                                            ==================  ================

        Weighted average shares outstanding                        11,845,689        11,845,689
                                                            ==================  ================

        * Less the $.(.01) loss per share

See accompanying notes

SINGLE  SOURCE  FINANCIAL  SERVICES CORPORATION
STATEMENTS  OF  CONSOLIDATED  CASH  FLOWS
=========================================================================================================

                                                                          FOR THE QUARTER ENDED
                                                                                APRIL 30,
                                                                        2001                  2000
                                                                 ------------------  --------------------
                                                                      UNAUDITED            UNAUDITED
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                   $        (529,326)  $           (40,110)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                        1,545                    22
        Interest income                                                       (575)                    -
        Interest expense                                                    19,304                   252
        Gain on sale of interest in merchant account residuals
        (Increase) Decrease in Assets
          (Increase) decrease in accounts receivable                        (8,575)
          (Increase) decrease in inventories                                28,109
          (Increase) decrease in deposits and other assets                   3,447                  (835)
        Increase (Decrease) in Liabilities
          Increase (decrease) in income tax payable
          Increase (decrease) in accounts payable                           28,220                (2,156)
          Increase (decrease) in accrued payroll                                                    (849)
          Increase (decrease) in other payables                                (32)                  170
                                                                 ------------------  --------------------

        NET CASH USED IN OPERATING ACTIVITIES                             (457,883)              (43,505)
                                                                 ------------------  --------------------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Advances to employees
    Equipment acquisition                                                  (33,723)                 (667)
                                                                 ------------------  --------------------


        NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                   (33,723)                 (667)
                                                                 ------------------  --------------------


  CASH FLOWS FROM FINANCING ACTIVITIES
    Advances on related party loans                                        568,076                50,000
    Repayment on related party loans                                       (53,323)
    Loans to employees and others                                          (22,875)
                                                                 ------------------  --------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                          491,878                50,000
                                                                 ------------------  --------------------

        NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                                          272                 5,828

        BEGINNING BALANCE - CASH AND CASH EQUIVALENTS                          662                 4,607
                                                                 ------------------  --------------------

        ENDING BALANCE - CASH AND CASH EQUIVALENTS               $             934   $            10,435
                                                                 ==================  ====================

See accompanying notes

SINGLE  SOURCE  FINANCIAL  SERVICES  CORPORATION
STATEMENTS  OF  CONSOLIDATED  CASH  FLOWS
================================================================================

  SUPPLEMENTAL  INFORMATION:

     CASH PAID FOR:

                             FOR THE QUARTER ENDED
                                   APRIL 30,
                               2000        2001
                            ----------  ----------
                             UNAUDITED   UNAUDITED

          Interest Expense  $        -  $        -

          Income Taxes      $        -  $      800

See accompanying notes

                  SINGLE SOURCE FINANCIAL SERVICES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note  1.  Basis  of  Presentation

          The accompanying unaudited consolidated financial statements represented in accordance with the requirements for Form 10-QSB and article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Single Source Electronic Transactions, Inc.'s financial statements for the period ended December 31, 2000, contained in the Company's Form SB-2 Registration Statements for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

          The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the quarter ended April 30, 2001, are not necessarily indicative of the results that may be expected for the year ended January 31, 2002.

                  SINGLE SOURCE FINANCIAL SERVICES CORPORATION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS


QUARTER  ENDED  APRIL  30,  2001 AS COMPARED TO SAME PERIOD ENDED APRIL 30, 2000
--------------------------------------------------------------------------------

Net sales for the quarter ended April 31, 2001, were $445,525 as compared to $145,546 for the quarter ended April 30, 2000, an increase of $299,979 or 306%. The major reason for the increased sales relate to the Company's expanded operations that existed in the current quarter compared to the same period last year. During the current quarter, the Company operated from 8 different offices located in four different states compared to the same period last year when the Company operated from only two offices.

General and administrative expenses incurred for the quarter ended April 30, 2001, was $925,234, as compared to $152,295 for the same period last year, an increase of $772,939, or 607%. The increase in overhead for the current quarter as compared to the same period last year relate to the Company's increased operations that existed during the current quarter compared to the same period last year. Rent expense for the quarter ended April 30, 2001, amounted to $71,806 as compared to $15,513 for the prior year's quarter. Payroll and related employee benefits including sales commissions and draws amounted to $547,328 for the quarter ended April 30, 2001, as compared to $100,036 for the same period last year. Telephone expense for the current quarter amounted to $48,420, as compared to $7,849 for the same period last year. Advertising and related marketing costs for the current period amounted to $89,670, as compared to $7,380 for the same period last year. The Company filed a Registration Statement with the Securities and Exchange Commission during the quarter ended April 30, 2001 and incurred professional fees in its preparation totaling $88,938.

Net interest expense for the two quarters pertains solely to the interest accruing on the Company's obligation to B.A.A.M. Interest expense for the quarter ended April 30, 2001, amounted to $19,304 as compared to interest expense incurred during the quarter ended April 30, 2000, which amounted to $252. The Company also received income from residuals amounting to $69,907 during the current quarter. Income from residuals during the quarter ended April 30, 2000, was insignificant and was included in gross sales.

In May and June 2001, the Company began cost cutting measures, which are expected to significantly reduce the Company's overhead.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Cash and cash equivalents as of April 31, 2001 and 2000, were $934 and $10,435, respectively. During the first quarter of 2001, the Company received a total of $1,074,933, which consisted of $436,950 from sales, $69,907 from residuals, and $568,076 from advances made by B.A.A.M. and other related parties. Of the amount received, $964,740 was used in operations, $5,870 was spent in the purchase of office equipment and furnishings, $27,853 was spent in the development of the Company's website, and $53,323 was repaid to B.A.A.M., and $22,875, was advanced to related parties and employees.

During the first quarter of 2000, the Company received a total of $195,546, which consisted of $145,546 from sales, and $50,000 in advances from B.A.A.M. Of the $195,546 received, $189,051 was used in operations and $667 was used to purchase office equipment.

PART  II.  OTHER  INFORMATION


     ITEM  1.  LEGAL  PROCEEDINGS

     Reference is made to the Company's disclosure of legal proceeding as reflected in its Registration Statement on Form SB 2. The lawsuit against Single Source Electronic Transactions, Inc. by E-Commerce Processing, Inc., as described therein, is still currently in the discovery phase with little activity.


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Single Source Financial Services Corporation
                             --------------------------------------------
                                           Registrant



Dated:  June  14,  2001        /s/  Arnold  Sock
                             -------------------------------------
                             Arnold Sock, President


Dated:  June  14,  2001        /s/  Harry  Wilson
                             -------------------------------------
                             Harry Wilson, Chief Financial Officer