Form 10-Q
period 2001-07-31
SINGLE SOURCE FINANCIAL SERVICES CORP
filed 2001-09-26
CIK 1128581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: July 31, 2001           Commission file number:  33-50512


                      SINGLE SOURCE FINANCIAL SERVICES CORP
                     --------------------------------------
             (Exact name of registrant as specified in its charter)



                 New York                                       16-1576984
 -------------------------------------------                 -----------------
(State or other jurisdiction of incorporation                 (IRS  Employer
             or  organization)                              identification No.)


                          10780 Santa Monica Boulevard
                                    Suite 240
                          Los Angeles, California 90025
                          -----------------------------
                    (address of principal executive offices)
                                   (Zip Code)


                                 (888) 262-1600
                 -----------------------------------------------
               (Registrant's telephone number including area code)


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90  days.    Yes  X   No
                 ---     ---


     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 13, 2001, the Company had 11,845,689.

SINGLE SOURCE FINANCIAL SERVICES CORP
CONSOLIDATED  BALANCE  SHEETS
=========================================================================================


                                                                           JULY 31,
                                                                             2001
                                                                     --------------------
                                                                           UNAUDITED
ASSETS

    CURRENT ASSETS
      Cash and cash equivalents                                      $             2,219
      Accounts Receivable  - net                                                  15,005
      Loans receivable                                                            39,394
      Inventories                                                                 39,270
                                                                     --------------------
        TOTAL CURRENT ASSETS                                                      95,888
                                                                     --------------------

    PROPERTY AND EQUIPMENT
      Furniture                                                                    1,131
      Office equipment                                                            20,247
      Leasehold improvements                                                       6,673
      Website capitalized costs                                                   27,853
                                                                     --------------------
                                                                                  55,904
      Accumulated depreciation                                                    (3,057)
                                                                     --------------------
                                                                                  52,847
                                                                     --------------------

    OTHER ASSETS
      Note Receivable - Employee                                                  27,009
      Deposits and other assets                                                   11,604
                                                                     --------------------
                                                                                  38,613
                                                                     --------------------

           TOTAL ASSETS                                              $           187,348
                                                                     ====================


LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)

    CURRENT LIABILITIES
      Income taxes payable                                           $               900
      Accounts payable                                                            90,390
      Legal fees payable                                                          34,999
      Loans payable - officer                                                     31,938
                                                                     --------------------

        Total Current Liabilities                                                158,227


    LONG TERM DEBT                                                             1,147,092
                                                                     --------------------

        TOTAL LIABILITIES                                                      1,305,319
                                                                     --------------------

    STOCKHOLDERS' (DEFICIT)
      Common Stock, par value $.001, authorized 25,000,000 shares,
        issued and outstanding 11,845,689 shares at Julyl 31, 2001                11,891
      Retained (Deficit)                                                      (1,129,862)
                                                                     --------------------

        Total Stockholders'  (Deficit)                                        (1,117,971)
                                                                     --------------------

           Total Liabilities and Stockholders'  (Deficit)            $           187,348
                                                                     ====================

See accompanying notes.

SINGLE  SOURCE  FINANCIAL  SERVICES  CORP
STATEMENTS  OF  CONSOLIDATED  OPERATIONS
==================================================================================================


                                                               FOR THE NINE MONTHS  ENDED
                                                                        JULY 31,
                                                          --------------------------------------
                                                                 2001                2000
                                                              UNAUDITED           UNAUDITED
Revenues                                                  $         802,454   $         306,685
Cost of revenues                                                   (252,513)            (72,880)
                                                          ------------------  ------------------
      Gross profit                                                  549,941             233,805


Selling, general, and administrative expenses                    (1,646,966)           (418,262)
                                                          ------------------  ------------------

  Net loss from operations                                       (1,097,025)           (184,457)

  Other income (expenses)
    Income from residual interests in merchant accounts             118,922                   -
    Interest income                                                   1,587                   -
    Interest expense                                                (44,833)             (2,278)
                                                          ------------------  ------------------

      Net Income (Loss) before income taxes                      (1,021,349)           (186,735)

      Provision for income tax                                         (900)               (900)
                                                          ------------------  ------------------


      Net (Loss) before income taxes                      $      (1,022,249)  $        (187,635)
                                                          ==================  ==================

      Basic (Loss) Per Share                              $           (0.09)  $           (0.02)
                                                          ==================  ==================

      Weighted average shares outstanding                        11,845,689          11,845,689
                                                          ==================  ==================

See accompanying notes.

SINGLE  SOURCE  FINANCIAL  SERVICES  CORP
STATEMENTS  OF  CONSOLIDATED  CASH  FLOWS
========================================================================================================


                                                                       FOR THE NINE MONTHS ENDED
                                                                               JULY 31,
                                                                       2001               2000
                                                                 -----------------  -----------------
                                                                     UNAUDITED          UNAUDITED
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                   $     (1,022,249)  $       (187,635)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                       2,837                 55
        Interest income                                                    (1,587)                 -
        Interest expense                                                   44,812              2,278
        Gain on sale of interest in merchant account residuals
        (Increase) Decrease in Assets
          (Increase) decrease in accounts receivable                      (15,005)                 -
          (Increase) decrease in employee advances                         (9,644)                 -
          (Increase) decrease in inventories                                2,927                  -
          (Increase) decrease in deposits and other assets                 (4,666)              (810)
        Increase (Decrease) in Liabilities
          Increase (decrease) in income tax payable                           900                  -
          Increase (decrease) in accounts payable                          (6,736)                 -
          Increase (decrease) in accrued payroll                           (7,122)                 -
          Increase (decrease) in other payables                            34,998                  -
                                                                 -----------------  -----------------

        NET CASH USED IN OPERATING ACTIVITIES                            (980,535)          (186,112)
                                                                 -----------------  -----------------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Equipment acquisition                                                 (45,565)              (842)
    Loans to affilates and others                                         (20,000)                 -
                                                                 -----------------  -----------------

        NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                  (65,565)              (842)
                                                                 -----------------  -----------------


  CASH FLOWS FROM FINANCING ACTIVITIES
    Advances on related party loans                                     1,094,797            200,000
    Repayment on related party loans                                      (53,323)                 -
                                                                 -----------------  -----------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                       1,041,474            200,000
                                                                 -----------------  -----------------

        NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                                      (4,626)            13,046

        BEGINNING BALANCE - CASH AND CASH EQUIVALENTS                       6,845             17,929
                                                                 -----------------  -----------------

        ENDING BALANCE - CASH AND CASH EQUIVALENTS               $          2,219   $         30,975
                                                                 =================  =================

See accompanying notes.

SINGLE  SOURCE  FINANCIAL  SERVICES  CORP
STATEMENTS  OF  CONSOLIDATED  CASH  FLOWS

================================================================================

  SUPPLEMENTAL  INFORMATION:


    CASH  PAID  FOR:

                            FOR THE NINE MONTHS ENDED
                                   JULY 31,
                                2000       2001
                            -----------  -----------
                             UNAUDITED    UNAUDITED
          Interest Expense  $         -  $         -

          Income Taxes      $         -  $       800

See accompanying notes.

                      SINGLE SOURCE FINANCIAL SERVICES CORP
                          NOTES TO FINANCIAL STATEMENTS


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

          The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the nine-months ended July 31, 2001, are not necessarily indicative of the results that may be expected for the year ended October 31, 2001.

                  SINGLE SOURCE FINANCIAL SERVICES CORPORATION
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS


NINE MONTHS ENDED  JULY 31, 2001 AS COMPARED TO SAME PERIOD ENDED JULY  31, 2000
--------------------------------------------------------------------------------

Net sales for the nine-months ended July 31, 2001, were $802,454 as compared to $306,685 for the nine-months ended July 31, 2000, an increase of $495,769 or 261%. The major reason for the increased sales relate to the Company's expanded operations that existed in the current nine-month period compared to the same period last year. During the current period, the Company operated from 8 different offices located in four different states compared to the same period last year when the Company operated from only two offices.

General and administrative expenses incurred for the nine-months ended July 31, 2001, was $1,646,966, as compared to $418,262 for the same period last year, an increase of $1,228,704, or 393%. The increase in overhead for the current nine months as compared to the same period last year relate to the Company's increased operations that existed during the current period compared to the same period last year. Rent expense for the nine-months ended July 31, 2001, amounted to $136,971 as compared to $32,530 for the prior year's nine-month period. Payroll and related employee benefits including sales commissions and draws amounted to $911,286 for the nine-month period ended July 31, 2001, as compared to $276,217 for the same period last year. Telephone expense for the current nine-month period amounted to $90,111, as compared to $17,723 for the same period last year. Advertising and related marketing costs for the current period amounted to $58,964, as compared to $25,073 for the same period last year. Professional fees for the nine-month period ended July 31, 2001, amounted to $140,337 as compared to $1,227 for the same period last year. The Company filed a Registration Statement with the Securities and Exchange Commission during the current nine month period and incurred professional fees in its preparation totaling $88,938.

Significantly all of the interest expense for the nine-month period ended July 31, 2001 pertains to the interest accruing on the Company's obligation to B.A.A.M. (a related party). Interest expense for the nine-months ended July 31, 2001, amounted to $44,833 as compared to interest expense incurred during the same period last year of $2,278. The Company also received income from residuals amounting to $118,922 during the current year. Income from residuals during the same period last year was insignificant and was included in gross sales.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Cash and cash equivalents as of July 31, 2001 and 2000, were $2,219 and $30,975, respectively. During the nine-months ended July 31, 2001, the Company received a total of $2,001,168, which consisted of $787,449 from sales, $118,922 from residuals, and $1,094,797 from advances made by B.A.A.M. and other related parties. Of the amount received, $1,886,906 was used in operations, $17,712 was spent in the purchase of office equipment and furnishings, $27,853 was spent in the development of the Company's website, $53,323 was repaid to B.A.A.M., and $20,000, was advanced to a related party.

During the nine month period ended July 31, 2000, the Company received a total of $506,685, which consisted of $306,685 from sales, and $200,000 in advances from B.A.A.M. Of the amount received, $492,797 was used in operations and $842 was used to purchase office equipment.

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


                      Single Source Financial Services Corp
                      -------------------------------------
                                   Registrant



Dated:  September 14, 2001               /s/  Arnold  Sock
                                    ---------------------------
                                      Arnold Sock, President


Dated:  September 14, 2001              /s/  Harry  Wilson
                                    ---------------------------
                                  Harry Wilson, Chief Financial Officer