Form 10KSB
period 2001-10-31
SINGLE SOURCE FINANCIAL SERVICES CORP
filed 2002-02-21
CIK 1128581

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF  1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

       For the transition period from _______________ to _______________.


                         COMMISSION FILE NUMBER 0-33229

                  SINGLE SOURCE FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

                             NEW YORK                16-1576984
             (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)     Identification No.)

                 121 NORTH SAN VICENTE BOULEVARD
                   BEVERLY HILLS, CALIFORNIA                90211
             (Address of principal executive offices)     (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (888) 262-1600


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes    X     No.
                                                        ----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

     State  issuer's  revenues  for  its  most recent fiscal year.       $89,180

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $7,429,784, based on the closing price of $0.26 for the common stock on January 25, 2002.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2001, there were 57,480,493 shares of common stock, par value $0.001, issued and outstanding. As of January 25 2002, there were 57,793,993 shares of common stock, par value $0.001, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

                     Transitional Small Business Disclosure
                               Format (check one):

                             Yes _____     No __X__
                                                -

                  SINGLE SOURCE FINANCIAL SERVICES CORPORATION

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item  1          Description  of  Business

Item  2          Description  of  Property

Item  3          Legal  Proceedings

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders


                                     PART II

Item  5          Market  for  Common  Equity  and  Related  Stockholder  Matters

Item  6          Management's  Discussion  and  Analysis  or  Plan of Operations

Item  7          Financial  Statements

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


                                    PART III

Item  9          Directors,  Executive  Officers, Promoters and Control Persons;
                 Compliance  with Section  16(a)  of  the  Exchange  Act.

Item  10         Executive  Compensation

Item  11         Security Ownership of Certain Beneficial Owners and Management.

Item  12         Certain  Relationships  and  Related  Transactions.

Item  13         Exhibits  and  Reports  on  Form  8-K.

                                     PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1  -  DESCRIPTION  OF  BUSINESS

CORPORATE  HISTORY

     We are a New York corporation which was incorporated on September 19, 1994 under the name Ream Printing Paper Corp. On October 18, 2000, the Board of Directors voted to change the name of our corporation to Single Source Financial Services Corporation which name change took place in late 2000.

     We  have never been in bankruptcy, receivership, or any similar proceeding.


     On November 7, 2000, we acquired Single Source Electronic Transactions, Inc., a Nevada corporation, for 10,012,500 shares of our common stock. Prior to the acquisition, we had not engaged in any business for a number of years. For accounting purposes, the transaction is viewed as a reverse acquisition of us by Single Source Electronic Transactions, Inc.


HISTORICAL  OPERATIONS

     Single Source Electronic Transactions, Inc. was formed in January 1998 and commenced operation in California in January 2000. Single Source Electronic Transactions, Inc. has always operated at a loss, and is expected to continue to operate at a loss during the next fiscal year.

     The purchase of Single Source Electronic Transactions, Inc. was our initial acquisition. Single Source Electronic Transactions, Inc. is an independent sales organization which sells and leases electronic transaction equipment to merchants. These merchants have no direct relationships with any processors, which are in the business of processing credit card transactions for the merchants. Through Single Source Electronic Transactions, Inc. we sell and lease all types of financial electronic transaction equipment to merchants and offer the merchants access to electronic processing of these transactions. In the event that the merchant elects to acquire the equipment through a lease transaction, Single Source Electronic Transactions, Inc. sells the lease to an equipment leasing company at a discounted rate.


     In the fourth quarter of 2001, a dispute arose between us and one of the parties involved in the acquisition of Single Source Electronic Transactions, Inc. During the course of negotiations, a third party diverted the residual revenue stream that was previously received by Single Source Electronic Transactions, Inc., and our revenue decreased by over 90%. Since August 2001, we have received only nominal revenues from the residual income stream that we acquired. We have resolved the dispute with the third party, subject to execution of final settlement documents, which provides that they are entitled to keep the historical residual income stream.

     Based upon the Single Source Electronic Transactions, Inc. acquisition, we rented several offices located in Los Angeles, California, Mission Hills, California, Irvine, California, San Diego, California, Houston, Texas, Providence, Rhode Island, and Denver, Colorado. However, following the loss of our revenue stream, each of these offices has been closed. We currently lease a minimal amount of office space, on a rent-free basis, from the spouse of one of our directors.


CURRENT  BUSINESS  OVERVIEW

     Following the loss of the majority of the residual income stream originally acquired as part of the Single Source Electronic Transactions, Inc. acquisition, our management elected to diversify our business through the identification and acquisition of assets in the electronic transaction processing industry. We currently receive a limited amount of residual income from sales in the prior year.

CardReady  International,  Inc.

     On December 3, 2001, we signed a binding letter of intent with MBBRAMAR, INC., a California corporation, which included an irrevocable option to acquire from MBBRAMAR all of MBBRAMAR's shares of common stock of CardReady International, Inc., a California corporation, owned at the time of exercise of the Option. Currently, MBBRAMAR owns over 96% of the outstanding common stock of CardReady.

     Under the terms of the Letter of Intent, the Company may, at any time during the 18 months following the date of execution, and upon thirty (30) days written notice (unless extended because of the requirements of the Securities and Exchange Commission or the corporate laws of the State of New York, including the need to obtain shareholder approval), acquire all of the CardReady shares from MBBRAMAR. The purchase price to be paid by the Company for the CardReady Shares will be equal to the value of CardReady as determined by an agreed-upon third party valuation divided by fifty percent (50%) of the lowest closing bid price for our common stock during the thirty (30) trading days prior to the closing, but in no event will the purchase price exceed thirty million (30,000,000) shares.

     As additional consideration for the grant of the option, we agreed to loan to CardReady the sum of $500,000, payable in traunches as agreed between the parties, bearing no interest and repayable in a balloon payment at the end of three (3) years from the date hereof.

     The LOI contains certain unwinding provisions. For a period of three (3) years from the closing of the acquisition, if the closing bid price of our common stock as quoted on its primary exchange is less than $1.00 per share for thirty (30) consecutive trading days, or if our common stock is not listed for trading on any public exchange for a period of thirty (30) consecutive trading days, or if the trading volume of our common stock on its primary exchange is less than 250,000 shares per month for three (3) consecutive full-calendar months, then MBBRAMAR shall have the right, but not the obligation, to purchase the CardReady shares back from us for consideration equal to the number of our shares issued in the original purchase (as adjusted for any stock splits or recapitalizations). Additionally, for a period of three (3) years from the closing of the acquisition, if CardReady fails for a period of thirty (30) consecutive business days to maintain a relationship with a back-end processor and a bank, then we shall have the right, but not the obligation, to "put" the CardReady shares back to MBBRAMAR for consideration equal to the number of our shares issued in the original purchase (as adjusted for any stock splits or recapitalizations).

     MBB is owned and controlled by Brandon Becker, who is a director of SSFS, and Martin Becker and Sid Rosenblatt, each of which is the spouse of a director of SSFS.

     It is our intention to exercise our option and acquire CardReady when it reaches certain revenue levels, which have not yet been determined.

Other  Businesses

     Our management team intends to pursue the acquisition of other businesses to compliment the business of Single Source Electronic Transactions, Inc., and the potential acquisition of CardReady International, Inc. We have identified a number of opportunities, and are in very early discussions with potential acquisition candidates, but have not agreed to terms or entered into a letter of intent or similar agreement with any acquisition candidates.

     In January 2002, we formed a wholly-owned subsidiary, SSFS Merchant Services, Inc., a California corporation. This subsidiary will seek to obtain large merchant accounts with either a single location, or a small number of locations, that process a large volume of credit card transactions, merchant associations with numerous members, merchant accounts with a great number of locations, or any other large scale, as an aggregation or as large volume, merchant accounts. We anticipate that all resulting processing will be done by CardReady International, Inc., with revenue to be split between them in a ratio to be determined.

     In January 2002, we formed a wholly-owned subsidiary, CardReady of New York, Inc. The subsidiary will seek to operate as a corporate independent sales organization (ISO) and also to recruit and provide support services to other ISO's who will produce merchant accounts, and also to produce merchant accounts through other means for CardReady Inernational, Inc., who is expected to provide processing for all approved merchant accounts generated by the subsidiary, with revenue to be split between them in a ratio to be determined.

     We have no patents, trademarks, licenses, franchises, concessions, royalties or labor contracts.

     Although electronic transaction processing is regulated through the banking industry, the independent sales office business is not currently regulated by any governmental entity. We are aware of no environmental law issues in connection with our company's operations.

     We are aware of no current attempts to impose governmental regulation on our current business. Therefore, we are unable to predict in any meaningful way what regulation, if any, would be imposed and what effect it would have upon us. However, management believes that it would be able to comply with all regulations and that to the extent these regulations cause certain companies to cease operations, it would improve our competitive position.

     Although the electronic financial transaction industry is relatively new, it has generated a good deal of interest since it permits merchants to obtain prompt payment for their sales of goods and services at a relatively small price. As a result thereof, the business is very competitive and there are thousands of companies seeking to sell these services or to process these transactions. We believe that we have an edge over many of our competitors because we have an extremely wide variety of electronic transaction methods available to our customers and because we offer what we believe to be among the lowest transaction processing fees in the United States through CardReady International, Inc. The diversity in transaction processing methods is important since we carry a wide variety of equipment and we will generally carry all of the different types of equipment a customer desires.

     We currently do not have any employees, although we do have one independent contractor who is attempting to generate sales for our business. Our officers and directors are not employees of the Company.

     Our web site is located at www.mysinglesource.com and www.ssfl.info. Our toll free telephone number is (888) 262-1600.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

     We do not own any real estate or any other significant property. We currently lease a minimal amount of office space in a building owned by the spouse of one our directors, on a month-to-month, rent-free basis.

ITEM  3  -  LEGAL  PROCEEDINGS

     We have the following legal proceedings pending against us or our subsidary:

     1. E-Commerce Processing, a California corporation v. Michael Venni and Single Source Financial Services Corporation Electronics (sic) Transactions, Los Angeles Superior Court Case No. BC 237039. The case alleged that Single Source Electronic Transactions, Inc. wrongfully hired E-Commerce Processing ("ECI") staff from ECI, that Single Source Electronic Transactions, Inc. took ECI trade secret information, leads, and customers, that Single Source Electronic Transactions, Inc. defamed ECI, and that Single Source Electronic Transactions, Inc. committed unfair competition. Single Source Electronic Transactions, Inc. filed a counter-claim against E-Commerce Processing. This lawsuit was settled in December 2001, and we have agreed to issue the plaintiff 25,000 shares of our common stock as consideration.

     2. Ibiz v. Single Source Electronic Transactions, Inc., San Diego Superior Court Case No. GIC775730. The case alleges that Ibiz and Single Source Electronic Transactions, Inc. entered into a reseller agreement, and that Single Source Electronic Transactions, Inc. failed to pay a balance due under the contract along with royalties, asking for a total of $85,000. Single Source Electronic Transactions, Inc. filed a demurrer, which was sustained on January 24, 2002, and plaintiff has been given 15 days to amend its compliant.

     3. Inzap, Inc. v. LACI, Superior Court of the County of San Mateo Case No. 418349. The case alleges that Inzap, an electronic bill paying service, made a payment to Ibiz that was not paid by LACI. Single Source Electronic Transactions, Inc. has not been named in this lawsuit, but the transaction in question is the same as in the Ibiz lawsuit, described above, and may be in the future. Inzap filed a demurrer on the grounds that the contract required arbitration, which was sustained, and plaintiff has filed a demand for arbitration.

     4 Eisen and Brown v. Becker et al, Los Angeles Superior Court Case No. SC067244. The case alleges that plaintiff's are entitled to a finders fee in connection with the transaction wherein Single Source Financial Services Corporation acquired Single Source Electronic Transactions, Inc. Defendant's have cross-complained against plaintiffs, claiming that they misrepresented the value of Single Source Electronic Transactions, Inc. Discovery is underway.

     Single  Source  Electronic Transactions, Inc. has no other actions pending.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On September 27, 2001, a majority of the shareholders, in an action by written consent without a meeting, approved the proposal set forth below. A
Schedule  14C  Information Statement was filed with the SEC on October 10, 2001.

     The matters on which the shareholders voted, and the results of voting, were to amend the Articles of Incorporation of the Company to (i) effectuate a 4-for-1 forward stock split of the issued and outstanding common stock, and (ii) authorize a class of preferred stock consisting of 10,000,000 shares, with a par value of $0.001, the rights, privileges, and preferences of which would be determined by the Board of Directors, in their sole discretion, from time to time.

                 Votes  For     Votes  Against     Votes  Withheld
                 ----------     --------------     ---------------
                  6,444,594          -0-                 -0-

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

     Our common stock began trading on the OTC Bulletin Board on September 17, 2001, and currently trades there under the symbol SSFL. Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

     Below is a table indicating the range of high and low transaction prices for the common stock since our stock began trading. The information reflects inter-dealer prices, without retail, markup, markdown or commission and may not represent actual transactions.



                                                BID PRICE
PERIOD . . . . . . . . . . . . . . . . .        HIGH   LOW


Fiscal Year 2001
(September 17, 2001 to October 31, 2001)  $     0.63  $0.07

Fiscal Year 2002
(November 1, 2001 to January 25, 2002) .        1.22  $0.26

HOLDERS

     As of October 31, 2001 there were approximately 1,329 holders of record of the common stock. As of January 25, 2002, there were approximately 1,442 holders of record of the common stock.

DIVIDEND  POLICY

     We have never declared or paid cash dividends on the common stock and anticipate that all future earnings will be retained as working capital and for business expansion. The payment of any future dividends will be at the sole discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions. Therefore, there can be no assurance that any dividends on the common stock will be paid in the future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     There have been no issuances of unregistered securities during the last quarter of the fiscal year.

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

DISCONTINUED OPERATIONS

     As indicated on November 7, 2000, the Company acquired Single Source Electronic Transactions, Inc., which was accounted for as a reverse acquisition. In August 2001, a dispute arose between the Company and the seller of SSET and in settlement, the Seller was able to keep the historical residual stream generated through July 2001, and the assets of SSET. Through this transaction, the Company disposed of its interest in SSET. A summary of the activity of the Company's discontinued operations is reflected in footnote 9 to the accompanying financial statements.

     The accompanying financial statements reflect the activity of SSET for the year ended October 31, 2000 and for the ten months ended July 31, 2001. Although there was a significant increase in revenue generated for the seven months ended July 31, 2001 of $965,191 compared to the revenue generated for the entire year of 2000 of $613,582, (57% increase) the Company's overhead increased by 74% during same seven month period as compared to the overhead of the entire prior year ($1,752,353 v $1,002,718). In order to fund operations during the period that the Company maintained SSET, it borrowed $1,633,235 from affiliates of which $426,000 was cancelled through the sale of its residual stream on activities generated through October 31, 2000.

     Through the entire period that the Company operated SSET, it operated at a loss, and there can be no assurance that this trend would have changed if the Company continued operating it.

CONTINUING OPERATIONS

RESULTS  OF  REVENUE

Revenue

     Revenues from continuing operations for the fiscal year ended October 31, 2001 were $89,180.

     As a result of the transfer of the residual income stream, management of the Company has re-focused the Company on building a new revenue stream from new merchant accounts and from sharing processing revenues from those accounts with CardReady International, Inc., a company that Single Source has an option to purchase.

Cost  of  Revenue

     Cost of revenue from continuing operations was $39,349 for the fiscal year ended October 31, 2001. This cost of revenue consisted primarily of the cost of equipment sold to merchants.

Gross  Profit

     The gross profit from continuing operations for the year ended October 31, 2001 was $49,831.

Selling,  General  and  Administrative

     Selling, general and administrative expenses for continuing operations were $301,053 for the fiscal year ended October 31, 2001. These expenses consisted of $126,250 in consulting fees, paid through the issuance of 10,100,000 shares of the Company's common stock, $42,462 in commissions, $35,397 in professional fees, $19,264 in expenses for the purchase of leads, $20,196 in telephone expenses, $2,907 in travel expenses, $30,315 in payroll, a $4,774 web access fee, $1,523 in maintenance expenses, $6,726 in marketing expenses, and $11,239 in miscellaneous expenses.

Net  Losses

     The Company had a net loss of $1,322,851 for the year ended October 31, 2001, as compared to $113,652 for the fiscal year ended October 31, 2000. The loss for the year ended October 31, 2001 consisted primarily of a $1,044,903 loss from operations of Single Source Electronic Transactions. As discussed above, during the fiscal year ended October 31, 2001, the Company transferred the residual stream of merchant accounts to the former owner of SSET. In addition to this transaction, the Company abandoned certain office equipment and other assets. The Company accounted for this transaction as a disposal of a segment of its operations.

LIQUIDITY  AND  CAPITAL  REQUIREMENTS

     As of October 31, 2001, the Company had cash of $2,391, and total current assets of $97,131. Total assets were $138,000.

     The Company's current liabilities were $199,039 as of October 31, 2001, and total liabilities were $1,431,424. The total liabilities consisted primarily of long-term debt of $1,232,085, which are a result of advances from related parties.

FORWARD  LOOKING  STATEMENTS

     During the fiscal year ended October 31, 2001, the Company transferred the residual stream of merchant accounts to the former owner of SSET. In addition to this transaction, the Company abandoned certain office equipment and other assets. The Company accounted for this transaction as a disposal of a segment of its operations.

     As a result of the transfer of the residual income stream, management of the Company has re-focused the Company on building a new revenue stream from new merchant accounts and from sharing processing revenues from those accounts with CardReady International, Inc., a company that Single Source has an option to purchase.

     Subsequent to the fiscal year end, the Company formed two new subsidiaries that it will utilize to begin rebuilding its revenue. The Company has signed agreements with several entities that are anticipated to begin to generate revenue in this fiscal year.

     There can be no assurances, however, that the Company will be successful in rebuilding some or all of its previous revenue stream. Management anticipates that the Company will continue to operate at a loss for the next fiscal year, and will have to fund operations through the sale of its stock in private placements, and/or from borrowing.

ITEM  7  -  FINANCIAL  STATEMENTS

     Index  to  Consolidated  Financial  Statements

     Single  Source  Financial  Services  Corporation

     Report  of  Jonathon  P.  Reuben,  CPA                              F-1

     Consolidated  Balance  Sheets  as  of  October  31,  2001           F-2

     Consolidated Statements of Operations for the years ended
     October  31,  2001  and  2000                                       F-3

     Consolidated Statements of Stockholder's Equity for years ended
     October  31,  2001  and  2000                                       F-4

     Consolidated Statements of Cash Flows for the years ended
     October  31,  2001  and  2000                                       F-5

     Notes  to  the  Consolidated  Financial  Statements                 F-7

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors  and  Executive  Officers
-----------------------------------

     The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.



Name. . . . . . .  Age  Position
-----------------  ---  ------------------------------------------------------------
Arnold F. Sock. .   48  President and Director (July 2000)
Harry L. Wilson .   57  Secretary, Chief Financial Officer, and Director (July 2000)
Brandon Becker. .   30  Vice President and Director (September 2000)
Pamela Becker . .   55  Director (July 2000)
Arlene Rosenblatt   67  Director (July 2000)

     ARNOLD  F.  SOCK was elected a Director of Single Source Financial Services
Corporation in July 2000 and President in September 2000. Since 1994 Mr. Sock has been a consultant to various businesses regarding business, management, operations, accounting, financial and legal matters. He has also been an officer and/or director of various businesses.

     Mr. Sock currently serves in the following capacities with the following companies: Mr. Sock is the President, Secretary, Treasurer, Sole Director and Sole Shareholder of Debt Negotiators, Inc., Debt Alliance Service Corporation, and The Lyrics and Music Corporation. Debt Negotiators, Inc. and Debt Alliance Service Corporation have loaned money to Single Source Financial Services Corporation.

     Prior to becoming President of Single Source Financial Services Corporation, Mr. Sock was a Director and President of Internet Business's International, Inc., a publicly traded company (OTCBB: IBUI) from November 1998 through August 1999. Prior to that Mr. Sock was Director of Operations for Commercial Ventures, Inc., a real estate investment company from September 1997 to September 1998. For the four years prior to that Mr. Sock provided business consulting services to a wide variety of businesses.

     Mr. Sock teaches real estate law for the Construction Management Certificate program at California State University at Dominquez Hills as an Adjunct Professor. Mr. Sock has an Associate in Science degree in Business Administration and a Bachelor of Science degree in Accounting from Roger Williams University, a Juris Doctorate degree from the University of West Los Angeles School of Law and a Master of Laws in Taxation from Golden Gate
University  Law  School.  Mr.  Sock  is  a  member  of the California State Bar.

     HARRY L. WILSON was elected a Director of Single Source Financial Services Corporation in July 2000 and Secretary and Chief Financial Officer in September 2000. From December 1998 to June 2001, Mr. Wilson was President and a Director of Tax Debt Negotiators, Inc., a corporation which provides assistance to persons with state and federal tax debt payment problems. From 1997 to 1998, Mr. Wilson was Secretary/Treasurer of IRS Solutions, which provides assistance to persons with state and federal tax debt problems. From 1994 to 1997, Mr. Wilson was Director of Central Processing for Kaye Kotts, which negotiates the resolution of IRS collection matters. Mr. Wilson holds a Bachelor of Arts degree from the University of California at Santa Barbara and an MBA from Pepperdine University.

     BRANDON BECKER was elected Vice President and a Director of Single Source Financial Services Corporation in September 2000. From 1997 to 2001, Mr. Becker was President of Los Angeles Commercial Investments, Inc., a business broker. From 1995 to 1998, Mr. Becker was the Manager of Venture Capital Investment Group, Inc. From 1991 to 1994, Mr. Becker was Executive Vice President for Concord Business Investments, a business broker. Mr. Becker attended Santa
Monica  City  College.  Brandon  Becker  is  the  son  of  Pamela  Becker.

     PAMELA BECKER was elected a Director of Single Source Financial Services Corporation in July 2000. Since 1991, Mrs. Becker has been the Escrow Officer/Manager of Vera's Escrow and its predecessor First City Escrow. Prior to 1991, Mrs. Becker owned and operated various businesses including a Burger King franchise and several hotels. Mrs. Becker attended the University of California at Berkeley and Boston University. Mrs. Becker is the mother of Brandon Becker.

     ARLENE ROSENBLATT was elected a Director of Single Source Financial Services Corporation in July 2000. For the past four years, Mrs. Rosenblatt has acted as a Consultant to small businesses regarding computer-related problems. Prior to commencing her consulting practice, Mrs. Rosenblatt served for 31 years as a high school teacher in California with certification in business organizations, computers and math. Mrs. Rosenblatt is active with and has served as President of various community organizations which have an emphasis in business management and cost control. Mrs. Rosenblatt has a Bachelor of Science degree from the University of California at Los Angeles.

     The directors and officers of Single Source Electronic Transactions, Inc., the wholly-owned subsidiary of the Company, are Arnold F. Sock, President, Secretary, Treasurer, and Director, Harry L. Wilson, Director, Brandon Becker, Director, Pamela Becker, Director, and Arlene Rosenblatt, Director.

Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act  of  1934
------------------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, none of the required parties are delinquent in their 16(a) filings.

Board  Meetings  and  Committees
--------------------------------

     During the fiscal year ended October 31, 2001, the Board of Directors met on numerous occasions and took written action on numerous other occasions. The written actions were by unanimous consent.

     There  are  no  committees  of  the  Board.

ITEM  10  - EXECUTIVE  COMPENSATION

Executive  Officers  and  Directors

     None of our officers or directors are subject to employment agreements or other compensation arrangements, and have not received any compensation during the last fiscal year.

Board  Compensation

     Directors of the Company receive no compensation as a Director but they are entitled to reimbursement for their travel expenses. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors.

ITEM  11  - SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth, as of January 25, 2002, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.




                Name and Address of          Amount and Nature of  Percent
Title of Class  Beneficial Owner (1)         Beneficial Ownership  of Class (2)
--------------  ---------------------------  --------------------  ------------

Common
Stock. . . . .  Arnold F. Sock                          5,687,500          9.7%

Common
Stock. . . . .  Harry L. Wilson                         1,016,924          1.7%

Common
Stock. . . . .  Brandon Becker                         11,079,300         19.0%

Common
Stock. . . . .  Pamela Becker (3)                       5,014,820          8.6%

Common
Stock. . . . .  Arlene Rosenblatt (4)                   7,014,816         12.0%

                Kendra Becker (5)
Common . . . .  12166 Sunset Blvd.
Stock. . . . .  Los Angeles, CA  90049                  3,672,684          6.3%

                Julie Rosenblatt (6)
Common . . . .  247 Bay Street
Stock. . . . .  Santa Monica, CA  90405                 7,014,816         12.0%

                All Officers and Directors
                as a Group (5 Persons)                 29,813,360         51.1%

(1) Unless noted otherwise, the address of each shareholder is c/o Single Source Financial Services Corporation, 121 North San Vicente Boulevard, Beverly Hills, CA 90211.


(2)  Based  on  58,389,453  shares  outstanding  as  of  January  25,  2002

(3) Includes 1,272,688 shares of common stock held by Mr. Martin Becker, the spouse of Pamela Becker.

(4) Includes 1,272,684 shares of common stock held by Mr. Sid Rosenblatt, the spouse of Arlene Rosenblatt.

(5)  Kendra  Becker  is  the  daughter  of  Pamela  Becker.

(6)  Julie  Rosenblatt  is  the  daughter  of  Arlene  Rosenblatt.

     The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM  12  - CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Certain  Relationships  and  Related  Transactions
--------------------------------------------------

Single  Source  Electronic  Transactions,  Inc.

     On November 7, 2000, we purchased 100% of the issued and outstanding stock of Single Source Electronic Transactions, Inc. for 10,012,500 shares of our restricted common stock. For accounting purposes, this transaction is viewed as a reverse acquisition of us by Single Source Electronic Transactions, Inc. The acquisition was made in order to permit us to acquire the business of Single Source Electronic Transactions, Inc. The 10,012,500 shares of our common stock was then distributed to the shareholders of Single Source Electronic
Transactions,  Inc.  on  a  pro  rata  basis.

     In this regard, it should be noted that Brandon Becker, Kendra Becker, Martin Becker, and Pamela Becker are immediate family members of each other. It should also be noted that Sid Rosenblatt, Julie Rosenblatt and Arlene Rosenblatt are immediate family members of each other. Finally, Arnold F. Sock, Esq., Michael Sock, and Leona Sock are also immediate family members of each other.

CardReady  International,  Inc.

     On December 3, 2001, we signed a binding letter of intent with MBBRAMAR, INC., a California corporation, which included an irrevocable option to acquire from MBBRAMAR all of MBBRAMAR's shares of common stock of CardReady International, Inc., a California corporatioN, owned at the time of exercise of the Option. Currently, MBBRAMAR owns over 96% of the outstanding common stock of CardReady.

     Under the terms of the Letter of Intent, the Company may, at any time during the 18 months following the date of execution, and upon thirty (30) days written notice (unless extended because of the requirements of the Securities and Exchange Commission or the corporate laws of the State of New York, including the need to obtain shareholder approval), acquire all of the CardReady shares from MBBRAMAR. The purchase price to be paid by the Company for the CardReady Shares will be equal to the value of CardReady as determined by an agreed-upon third party valuation divided by fifty percent (50%) of the lowest closing bid price for our common stock during the thirty (30) trading days prior to the closing, but in no event will the purchase price exceed thirty million (30,000,000) shares.

     As additional consideration for the grant of the option, we agreed to loan to CardReady the sum of $500,000, payable in traunches as agreed between the parties, bearing no interest and repayable in a balloon payment at the end of three (3) years from the date hereof.

     The LOI contains certain unwinding provisions. For a period of three (3) years from the closing of the acquisition, if the closing bid price of our common stock as quoted on its primary exchange is less than $1.00 per share for thirty (30) consecutive trading days, or if our common stock is not listed for trading on any public exchange for a period of thirty (30) consecutive trading days, or if the trading volume of our common stock on its primary exchange is less than 250,000 shares per month for three (3) consecutive full-calendar months, then MBBRAMAR shall have the right, but not the obligation, to purchase the CardReady shares back from us for consideration equal to the number of our shares issued in the original purchase (as adjusted for any stock splits or recapitalizations). Additionally, for a period of three (3) years from the closing of the acquisition, if CardReady fails for a period of thirty (30) consecutive business days to maintain a relationship with a back-end processor and a bank, then we shall have the right, but not the obligation, to "put" the CardReady shares back to MBBRAMAR for consideration equal to the number of our shares issued in the original purchase (as adjusted for any stock splits or recapitalizations).

     MBB is owned and controlled by Brandon Becker, who is a director of SSFS, and Martin Becker and Sid Rosenblatt, each of which is the spouse of a director of SSFS.

     It is our intention to exercise our option and acquire CardReady when it reaches certain revenue levels, which have not yet been determined.

Other  Related  Party  Transactions

     a) In 1999, Single Source Electronic Transactions, Inc. acquired all of the interest in residuals due to Ron Thomas and Jocelyne Thomas, two of its former employees for $16,000. The purchase price was capitalized and amortized over a ten-year life using the straight-line method for financial reporting and income tax reporting purposes. Amortization expense charged to operations for the two years ended December 31, 2000 and 1999, were $2,667 and $400, respectively.

     b) On September 20, 2000, Single Source Electronic Transactions, Inc. received two photocopiers, one from Tax Debt Negotiators, Inc. and one from Venture Capital Investments Group, Inc. by assuming the leases on the equipment. The first lease is payable in monthly installments of $152, with the final installment due in June 2005. The second lease was payable in monthly installments of $167, with the final installment due in April 2001.

     c) Single Source Electronic Transactions, Inc. leased its Los Angeles office from Tax Debt Negotiators, Inc., on a month-to-month basis at a rate of $4,601 per month. Effective January 1, 2001, this monthly rate increased to $6,920 per month.

     d) During 2000, Single Source Electronic Transactions, Inc. operations were partially funded through advances made by BAAMS, Inc., a Nevada corporation, an affiliate. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become payable in thirty-six equal monthly installments commencing on April 3, 2003. Any remaining principal and accrued interest becomes fully due and payable on April 5, 2006.

     On October 31, 2000, the Company sold to BAAMS, Inc., all of its interest in residuals earned currently and in the future on all customer accounts in existence at the time of sale for $426,000. Under the terms of the sale, the loan balance owed to BAAMS, Inc. was reduced by the sales price. The balance of the loan as of December 31, 2000, amounted to $472,557 which consisted of $846,000 in advances, $39,150 of residuals earned by Single Source Electronic Transactions, accrued interest earned of $13,407, less amount paid for the residual income of $426,000.

     e) Single Source Electronic Transactions has experienced a loss for the year ended December 31, 2000, of $400,149, and has liabilities in excess of assets at December 31, 2000, totaling $384,377. Certain Single Source Electronic Transactions shareholders have committed to fund any shortfalls necessary to meet Single Source Electronic Transactions' obligations for, at least, the next twelve months.

     f) In November and December 2000, Arnold F. Stock, our President and a Director, loaned a total of $34,931.00 to the Company. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become payable in thirty-six equal monthly installments commencing on April 3, 2003. Any remaining principal and accrued interest becomes fully due and payable on April 5, 2006.

     g) In October 2001, Debt Alliance Services Corporation, a corporation owned by an officer and director of the Company, loaned the Company $9,000.00. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become payable in thirty-six equal monthly installments commencing on April 3, 2003. Any remaining principal and accrued interest becomes fully due and payable on April 5, 2006.

     h) In August 2001, West Side Properties, LLC, an entity owned by spouses of officers and directors of the Company , loaned the Company $12,500.00. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become payable in thirty-six equal monthly installments commencing on April 3, 2003. Any remaining principal and accrued interest becomes fully due and payable on April 5, 2006.

ITEM  13  - EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)     EXHIBITS


     EXHIBIT  NO.           DESCRIPTION
     ------------           -----------

     3.1  (1)               Certificate  of  Incorporation,  as  amended, of the
                            Registrant.

     3.2  (1)               Bylaws  of  the  Registrant

__________
     (1) Incorporated by reference from Registrant's Registration Statement on Form SB-2 filed with the Commission on November 22, 2000.

     (B)     REPORTS  ON  FORM  8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of The Securities Act of 1993, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                    SINGLE SOURCE FINANCIAL SERVICES CORPORATION

                                                         /s/ Arnold F. Sock
Dated:  February  19,  2002                         By:  ______________________
                                                          Arnold F. Sock
                                                          President and Director


     In accordance with The Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

                                                         /s/ Harry L. Wilson
Dated:  February  29,  2002                         By:  ______________________
                                                         Harry L. Wilson
                                                         Secretary, Chief
                                                         Financial Officer,
                                                         and Director

                                                         /s/ Brandon Becker
Dated:  February  19,  2002                         By:  ______________________
                                                         Brandon Becker
                                                         Vice President and
                                                         Director

                                                         /s/ Pamela Becker
Dated:  February  19,  2002                         By:  ______________________
                                                         Pamela Becker
                                                         Director

                                                         /s/ Arlene Rosenblatt
Dated:  February  19,  2002                         By:  ______________________
                                                         Arlene Rosenblatt
                                                         Director

                      SINGLE SOURCE FINANCIAL SERVICES CORPORATION
                              FINANCIAL STATEMENTS

                                     Contents

                                                                   Page

Independent Auditors' Report                                       F-1

Balance Sheets                                                     F-2

Statements of Operations                                           F-3

Statement of Stockholders' Equity (Deficit)                        F-4

Statements of Cash Flows                                           F-5

Notes to Financial Statements                                      F-7

                        Independent Auditors' Report


Board of Directors
Single Source Financial Services Corporation
Los Angeles, California

We have audited the accompanying balance sheet of Single Source Financial Services Corporation as of October 31, 2001, and the related statements of operations, cash flows, and stockholders' equity, for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Single Source Financial Services Corporation as of October 31, 2001, and the results of its operations and its cash flows for the two years then ended, in conformity with generally accepted accounting principles.


/s/ Jonathon P. Reuben, CPA

Jonathon P. Reuben, C.P.A.
An Accountancy Corporation
Torrance, California
February 18, 2002

                      SINGLE SOURCE FINANCIAL SERVICES, INC.

                         BALANCE SHEET - OCTOBER 31, 2001


                                     ASSETS

Current assets:
  Cash and cash equivalents                      $       2,391
  Trade receivable                                         300
  Loans receivable                                      71,228
  Inventories                                           23,212
                                                 -------------

          Total current assets                   $      97,131
                                                 -------------
Property and equipment
   Furniture                                               992
   Office equipment                                      9,593
   Leasehold improvements                                6,673
                                                 -------------
                                                        17,258
   Less: Accumulated depreciation                       (3,561)
                                                 -------------
                                                        13,697
                                                 -------------


Other Assets
   Note receivable - Long term                          27,172
                                                 =============
          Total Assets                           $     138,000
                                                 =============



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Bank overdraft                                 $      14,066
  Franchise tax payable                                  1,600
  Accounts payable                                     103,373
  Loan payable                                          80,000
                                                 -------------

          Total current liabilities              $     199,039

Long Term Debt                                       1,232,085
                                                 -------------
          Total Liabilities                          1,431,124
                                                 -------------

Stockholders' Equity (Deficit)
  Common stock; $0.001 par value, authorized
    100,000,000 shares
  issued and outstanding 57,480,493 shares
    at October 31, 2001                                 57,480
  Additional paid-in capital                           116,150
  Retained (Deficit)                                (1,466,754)
                                                 ==============

          Total Stockholders' Equity (Deficit)      (1,293,124)
                                                 -------------
            Total Liabilities and Stockholders'
            Equity (Deficit)                     $     138,000
                                                 =============


See accompanying notes


                       SINGLE SOURCE FINANCIAL SERVICES, INC.

                            STATEMENTS OF OPERATIONS




                                                           Year ended     Year ended
                                                       October 31, 2001   October 31, 2000
                                                         --------------  --------------
Revenues                                                 $       89,180  $       -

Cost of revenues                                                (39,349)         -
                                                         --------------  --------------

Gross profit                                                     49,831          -


Selling, general, and administrative expenses                  (301,053)         -
                                                         --------------  --------------

  Net (Loss) from operations                                   (251,222)         -

  Other income (expense)
    Interest income                                                 465          -
    Interest expense                                            (23,869)         -
                                                         --------------  --------------
      Net Loss from continuing operations
          before income taxes                                  (274,626)         -

      Provision for income tax                                     (800)         -
                                                         --------------  --------------


      Net loss from continuing operation                       (275,426)         -
                                                         --------------  --------------


      Discontinued operations
        Loss from operations of
        Single Source Electronic
          Transactions, Inc. (net of income taxes
          of $800 in 2000)                                   (1,044,903)      (113,652)

       Loss from disposal of
       Single Source Electronic
          Transactions, Inc.                                     (2,522)         -
                                                         --------------  --------------
                                                             (1,047,425)      (113,652)
                                                         --------------  --------------
       Net loss                                          $   (1,322,851) $    (113,652)
                                                         ==============  ==============


       Basic Income (Loss) Per Share
         Continued operations                            $        (0.01) $       (0.00)
         Discontinued operations                                  (0.02)         (0.00)
                                                         --------------  --------------
                                                         $        (0.03) $       (0.00)
                                                         ==============  ==============

       Basic weighted average shares outstanding             47,906,246     47,380,493
                                                         ==============  ==============


See accompanying notes


                       SINGLE SOURCE FINANCIAL SERVICES, INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                      Common stock     Additional
                                                  -------------------   Paid-in        Retained
                                                    Shares    Amount    capital        Deficit
                                                  ----------  -------  -----------  ------------
Balance - October 31, 1999                        7,330,493  $ 7,330  $    14,668  $   (30,251)
                                                 40,050,000   40,050      (14,668)           -
                                                  ---------- --------  -----------  ------------


Balance - October 31, 1999 - restated            47,380,493   47,380            -      (30,251)
  Net loss for the year ended October 31, 2000            -        -            -     (113,652)
                                                 ----------  -------   -----------  ------------

    Balance - October 31, 2000                   47,380,493   47,380            -     (143,903)


  Shares issued for services                     10,100,000   10,100      116,150            -

  Net loss for the year ended October 31, 2001            -        -            -   (1,322,851)
                                                  ---------- --------  -----------  ------------
    Balance - October 31, 2001                   57,480,493   57,480      116,150   (1,466,754)
                                                ============ ========  ===========  ============




See accompanying notes




                       SINGLE SOURCE FINANCIAL SERVICES, INC.

                            STATEMENTS OF CASH FLOWS



                                                             Year ended      Year ended
                                                             October 31,     October 31,
                                                                2001            2000
                                                           --------------  --------------
Cash Flows from Operating Activities:
                                                           $   (1,322,851) $     (113,652)


  Adjustments to reconcile net loss to net cash
   provided by activities:
      Depreciation and amortization                                 3,341             220
      Interest income                                              (1,778)           (422)
      Interest expense                                             68,430           9,743
      Bad debt                                                      9,750               -
      Common stock issued for services                            126,250               -
      Gain on sale of interest in merchant account residuals            -        (426,000)
      (Increase) decrease in assets:
        (Increase) decrease in trade receivable                      (300)              -
        (Increase) decrease in inventories                         18,985         (42,197)
        (Increase) decrease in deposits and other assets            6,938          (6,938)
      Increase (Decrease) in Liabilities
        Increase (decrease) in bank overdraft                      (3,631)         17,697
        Increase (decrease) in income tax payable                     800            (800)
        Increase (decrease) in accounts payable                    23,942          79,432
        Increase (decrease) in accrued payroll                     (7,122)          7,122
                                                           --------------  --------------

      Net cash used in operating activities                    (1,077,246)       (475,795)
                                                           --------------  --------------

Cash flows from Investing Activities:
  Advances to Card Ready International, Inc.                      (70,000)              -
  Advance to employees                                             (1,200)        (34,750)
  Equipment acquisition                                            (6,919)        (10,339)
                                                           --------------  --------------

      Net cash provided (used) in investing activities            (78,119)        (45,089)
                                                           --------------  --------------

Cash flows from financing activities:
  Advances from affiliates                                      1,124,235         509,000
  Repayment to affiliates                                         (53,323)              -
  Advances from others                                             80,000


      Net cash provided by financing activities                 1,150,912         509,000
                                                           --------------  --------------

      Net increase (Decrease) in Cash and Cash
         Equivalents                                               (4,453)        (11,884)

      Beginning Balance - Cash and Cash Equivalents                 6,844          17,928
                                                           --------------  --------------

      Ending Balance - Cash and Cash Equivalents           $        2,391  $        6,044
                                                           ==============  ==============



See accompanying notes


                       SINGLE SOURCE FINANCIAL SERVICES CORPORATION

                                STATEMENTS OF CASH FLOWS






Supplemental Information:

  Non-cash Investing and Financing Activities:

    On October 31, 2000, the Company sold its residual interest in all merchant accounts that the Company had an interest in to an affiliate in cancellation of $426,000 of indebtedness.



Cash Paid For:


                                                             Year ended      Year ended
                                                             October 31,     October 31,
                                                               2001             2000
                                                           --------------  --------------

    Interest Expense                                       $            -  $            -

    Income Taxes                                           $          800  $            -






See accompanying notes

SINGLE  SOURCE  FINANCIAL  SERVICES  CORPORATION
------------------------------------------------
NOTES  TO  FINANCIAL  STATEMENTS


NOTE  1  -  ORGANIZATION

Ream  Printing  Paper  Corp.  (the  "Company")  was  incorporated in New York on
September 19, 1994. In October 1994, in exchange for receiving certain assets from Active Science Systems, Inc., the Company issued 10,990,133 shares of its common stock directly to its shareholders. The Company was formed for the purpose of acquiring the operations of a printing supply company. This transaction was not consummated and the Company has remained dormant until November 2000, when the Company acquired Single Source Electronic Transactions, Inc. ("SSET"), and changed its name to Single Source Financial Services Corporation.

In August 2002, a dispute arose between the Company and the seller of SSET. Under the terms of the settlement, the seller received the historical residual stream generated on all sales made prior to July 31, 2002. For financial reporting purposes, the Company treated this transaction as a disposal of a business segment. (See Note 9)


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A.  PROPERTY  AND  EQUIPMENT

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method for financial reporting and income tax reporting purposes.

B.  NET  LOSS  PER  SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS.

C.  CASH  AND  CASH  EQUIVALENTS

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

D.  PERVASIVENESS  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E.  INCOME  TAXES

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

F.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2001. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

G.  REVENUE  AND  COMMISSION  EXPENSE  RECOGNITION

Income from equipment sales is recognized after the buyer receives its merchant and terminal identification numbers and is approved for any applicable financing.

Income from residuals is recognized when the residual payment is actually received.

The Company recognizes commissions owed upon the actual receipt of payment on the related sale.


NOTE  3  -  NOTES  AND  LOANS  RECEIVABLE

a. In August 2000, The Company advanced to an employee $25,000, which is evidenced by a promissory note. The loan is assessed interest at an annual rate of 7%. The loan matures in July 2003, when the principal balance and accrued interest become fully due and payable. Interest accrued on this loan for the two years ended October 31, 2001 and 2000 was $1,750 and $422, respectively, which was credited to operations.

b. On July 3, 2001, the Company advanced $1,200 to an employee. The loan is unsecured and is assessed interest at an annual rate of 7%. The loan matures on July 2, 2004, when all unpaid principal and accrued interest is fully due and payable. Interest accrued on this loan for the two years ended October 31, 2001 was $28, which was credited to operations

c. On October 2001, the Company made a $70,000 advance to Card Ready International, Inc. ("Card Ready") pursuant to a binding letter of intent under which the Company has agreed to advance up to $500,000 to Card Ready in incremental installments. Under the letter of intent, the Company has the irrevocable option to purchase Card Ready from MBBRAMAR, Inc. a corporation wholly owned by shareholders of the Company.


NOTE  4  -  INVENTORIES

Inventories at October 31, 2001, consisted of equipment held for sale to the Company's customers. Inventories are valued at the lower of cost determined by the FIFO method or market.


NOTE  5  -  PROPERTY  AND  EQUIPMENT

Depreciation  charged  to  discontinued  operations for the two years ended
October 31, 2001 and 2000 amounted to $3,256 and $220, respectively. Depreciation charged to continuing operations for the year ended October 31, 2001, was $529. The Company's useful lives of furniture and office equipment for purposes of computing depreciation are five years.


NOTE  6  -  RELATED  PARTY  TRANSACTIONS

a) On September 20, 2000, the Company received two copiers from an affiliate by assuming the leases on the equipment. The first lease is payable in monthly installments of $152, with the final installment due in June 2005. The second lease is payable in monthly installments of $167, with the final installment due in April 2001. The Company has accounted for the assumption of these leases as operating leases.

b) The Company leases its Los Angeles office from an affiliate on a month-to-month basis at a rate of $4,601.per month. Effective January 1, 2001, the monthly rate increased to $6,920 per month.

c) During 2000 and 2001, the Company's operations were partially funded through advances made by B.A.A.M.S., Inc., a corporation wholly owned by two shareholders. The amounts advanced are evidenced by a promissory note and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become payable in thirty-six equal monthly installments commencing on April 3, 2003. Any remaining principal and accrued interest becomes fully due and payable on April 5, 2006.

On October 31, 2000, the Company sold to B.A.A.M.S. all of its interest in residuals earned currently and in the future on all customer accounts in existence at the time of sale for $426,000. Under the terms of the sale, the balance owed the affiliate was reduced by the sales price. In addition, the Company continued to receive the residuals earned on sold merchant accounts. The residuals received were treated as additional advances from B.A.A.M.S. and also accrued interest.

The balance of the loan as of October 31, 2001, amounted to $1,093,363, which consisted of total advances of $1,451,794, accrued interest of $74,082, residuals received by the Company on merchant accounts purchased by B.A.A.M.S. of $66,809, less repayments of $73,323 and sale of residuals of $426,000.

The two shareholders of B.A.A.M.S. and their immediate family own approximately 70% of the Company's outstanding common stock.

Interest charged to discontinued operations for the year ended October 31, 2001 and 2000 amounted to $42,650 and $9,743, respectively, Accrued interest charged to continuing operations in 2001 amounted to $21,689.

d) During 2001, the Company also received advances from its President in the amount of $34,931. The advances accrue interest at an annual rate of 8% and principal and accrued interest is due 36 months after the advance is made. The balance of the loan as of October 31, 2001, amounted to $37,585. Accrued interest of $1,911 was charged to discontinued operations and $743 was charged to continued operations.

e) During 2001, the Company received advances from three entities controlled by the Directors of the Company totaling $99,700. The advances accrue interest at an annual rate of 8% and principal and accrued interest is due 36 months after the advance is made. The balance of the advances including accrued interest as of October 31, 2001 amounted to $101,136. Accrued interest of $29 was charged to discontinued operations and $1,407 was charged to continued operations.

f) The Company has experienced a loss for the year ended October 31, 2001 and 2000 of $1,322,851 and $112,852, respectively. The Company also has liabilities in excess of assets at October 31, 2001 totaling $1,293,124. Certain shareholders of the Company have committed to fund any shortfalls necessary to meet the Company's obligations for at least the next twelve months.


NOTE  7  -  INCOME  TAXES

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.

The Company did not calculate a provision for deferred taxes for the two years ended October 31, 2001, as any timing differences between financial statement and income tax reporting purposes were immaterial.

The Company has available at October 31, 2001 approximately $1,466,000 of unused operating loss carryforwards that may be applied against future taxable income which expire in 2021.

An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize.


NOTE  8  -  LOAN  PAYABLE

In October 2001, the Company received $80,000 from an unrelated party. In exchange for the amounts received the Company is to issue a number of convertible preferred shares. The number of preferred shares and the terms of conversion are currently under negotiations.

NOTE  9  -  DISCONTINUED  OPERATIONS

As indicated above, the Company transferred the residual stream of merchant accounts to the former owner of SSET. In addition to this transaction, the Company abandoned certain office equipment and other assets. The Company accounted for this transaction as a disposal of a segment of its operations. Discontinued operations for the two years ended October 31, 2001 and 2000, consist of the following:


                       SINGLE SOURCE FINANCIAL SERVICES, INC.

                STATEMENTS OF OPERATIONS - Discontinued operations




                                                           Year ended     Year ended
                                                       October 31, 2001   October 31, 2000
                                                         --------------  --------------
Revenues                                                 $      965,191  $    613,582
Cost of revenues                                               (214,464)     (138,292)
                                                         --------------  --------------
Gross profit                                                    750,727       475,290


Selling, general, and administrative expenses                (1,752,353)   (1,004,821)
                                                         --------------  --------------

  Net Income (Loss) from operations                          (1,001,626)      (529,531)

Other income (expense)
  Gain on sale of residual interest in
  merchant accounts                                                   -        426,000
  Interest income                                                 1,313            422
  Interest expense                                              (44,590)        (9,743)
                                                         --------------  --------------

        Net Loss before income taxes                         (1,044,903)      (112,852)

        Provision for income tax                                      -           (800)
                                                         --------------  --------------


        Net loss                                             (1,044,903)      (113,652)
                                                         ==============  ==============




NOTE  10  - STOCKHOLDERS'  EQUITY

In October 2001, the Company filed an amendment to its articles of incorporation whereby it created a second class of stock for the Company. The second class of stock is Preferred with 10,000,000 shares authorized.

Also in October 2001, the Company authorized a 4:1 stock split. The financial statements have been restated to take retroactively into account the stock split as if occurred at the beginning of the reported periods.

a.   Common  Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

b.  Preferred  Stock

The holders of preferred stock have certain preferential rights over the holders of the Company's common shares. However, the preferred shares have no dividend features or voting rights.

c.     Issuances  Involving  Non-cash  Consideration

All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable.

On October 12, 2001, the Company issued 10,000,000 shares of its common stock (post split) to various consultants. The shares were valued at $125,000. In addition, on the same day, the Company issued 100,000 shares of its common stock to its attorney. These shares were valued at $1,250.


NOTE  11.   SUBSEQUENT  EVENTS

On December 14, 2001, the Company issued 313,500 shares of its common stock to employees and outside consultants.