Form 10QSB
period 2002-01-31
SINGLE SOURCE FINANCIAL SERVICES CORP
filed 2002-04-01
CIK 1128581

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________.


                         COMMISSION FILE NUMBER O-33229


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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes    X     No.
               ----

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes     No.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 22, 2002, there were 58,414,453 shares of common stock issued and outstanding.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                            Yes _____     No    X
                                              -----

                  SINGLE SOURCE FINANCIAL SERVICES CORPORATION



                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item  1          Financial  Statements

Item  2          Management's  Discussion  and  Analysis  or  Plan of Operations

                                     PART II

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I


This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan,"
"believe,"  "estimate,"  "consider"  or  similar  expressions  are  used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1     FINANCIAL  STATEMENTS

                      SINGLE SOURCE FINANCIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET



                                                                     January 31, 2002
                                                                     ------------------
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .  $          6,976
  Trade receivable                                                               3,731
  Loans receivable . . . . . . . . . . . . . . . . . . . . . . . .             222,728
  Inventories. . . . . . . . . . . . . . . . . . . . . . .                      16,787
  Prepaid expenses . . . . . . . . . . . . . . . . .                             1,174
                                                                     ------------------
     Total current assets. . . . . . . . . . . . . . . . . . . . . .           251,396

Property and Equipment
  Furniture . . . . . . . . . . . . . .                                            992
  Office equipment . . . . . . . . . . . . . .                                  12,718
  Leasehold improvements . . . . . . . . . . . . . . . . . . . . . .             6,673
                                                                     ------------------
                                                                                20,383
  Accumulated depreciation                                                      (4,580)
                                                                     ------------------
                                                                                15,803
                                                                     ------------------
Other Assets

  Note receivable - Long term                                                   27,608
                                                                     ------------------
     Total Assets                                                     $        294,807
                                                                     ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Income tax payable . . . . . . . . . . . . . . . . . . . . . . . . .$          2,500
  Accounts payable . . . . . . . . . . . . . . . . . . . . .                   133,227
  Loan payable. . . . . . . . . . . . . . . . . . . . . . . .                  314,000
                                                                     ------------------

     Total current liabilities . . . . . . . . . . . . . . . . . . . . .       449,727

Long Term Debt                                                               1,276,548
                                                                     ------------------

     Total liabilities . . . . . . . . . . . . . . . . . . . . . . .         1,726,275
                                                                     ------------------

Stockholders' (Deficit)
  Common Stock, par value $.001, authorized 100,000,000 shares
    issued and outstanding 57,693,993 shares at January 31, 2002                57,794
  Additional paid in capital . . . . . . . . . . . . . . . . . . . .           162,862
  Retained Earnings (Deficit) . . . . . . . . . . . . . . . . . . .         (1,652,124)
                                                                     ------------------
  Total stockholders' (Deficit) . . . . . . . . . . . . . . . . . .         (1,431,468)
                                                                     ------------------
     Total Liabilites and Stockholders' (Deficit)                    $         294,807
                                                                     ==================
     See accompanying notes

                         SINGLE SOURCE FINANCIAL SERVICES CORP
                         STATEMENTS OF CONSOLIDATED OPERATIONS











                                                  For the Three Months Ended
                                                           January 31,
                                                ---------------------------------
                                                     2002                2001
                                                  Unaudidted           Unaudited


REVENUES                                        $     13,095         $     398,561
Cost of revenues                                      (6,332)             (100,925)
                                                  ----------             ----------
     Gross profit                                      6,763               297,636


Selling, general and administrative exspenses       (183,404)             (718,897)
                                                  ----------             ----------

  Net loss from operations                          (176,641)             (421,261)

  Other income (expenses)
     Income from office sublease                      11,200                     -
     Interest income                                     436                   441
     Interest expense                                (19,465)               (7,466)
                                                  ----------             ----------


        Net income (Loss) before income taxes    $  (184,470)         $   (428,286)

        Provision for income tax                        (900)                 (900)

        Net (Loss) before income taxes           $  (185,370)         $   (429,186)
                                                 ============           ===========
        Basic (Loss) Per Share                   $         *          $          *
                                                 ============           ===========
        Weighted average shares outstanding      $57,644,058          $ 47,380,493
                                                 ============           ===========

        *Less than $.(.01) loss per share

  See accompanying notes

                 SINGLE SOURCE FINANCIAL SERVICES CORP
                 STATEMENTS OF CONSOLIDATED CASH FLOWS




                                                                                For the Three Months Ended
                                                                                         January 31
                                                                                   2002             2002
                                                                              --------------  --------------
Cash flows from operating activities:
 Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   ( 185,370)  $    (429,186)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .          1,019             863
 Interest income . . . . . . . . . . . . . . . . . . . . .                             (436)           (441)
 Interest expense. . . . . . . . . . .                                               19,464           7,446
 Common stock issued for services  . . . . . . . . . . . . . . . . . . . . .         47,025               -
 (Increase) Decrease in Assets
   (Increase) decrease in accounts receivable. . . . . . . . . . . . . . . .         (3,431)        (13,357)
   (Increase) decrease in inventories . . . . . . . . . . . . . . . . . . . . .       6,425         (51,455)
   (Increase) decrease in deposits and other assets. . . . . . . . . . . . .         (1,174)        (11,903)
 Increase (Decrease) in Liabilities. . . . . . . . . . . . . . . . . . . . . .
   Increase (decrease) in income tax payable. . . . . . . . . . . . . . . . .           900
   Increase (decrease) in accounts payable . . . . . . . . . . . . . . . . .         29,852           9,081
   Increase (decrease) in accrued payroll. . . . . . . . . . . . . . . .                  -          (7,122)
   Increase (decrease) in other payables . . . . . . . . . . . . . . . . . .        (14,066)            100
                                                                                 --------------  --------------

     Net cash used in operating activities . . . . . . . . . . . .                  (99,792)       (495,974)
                                                                              --------------  --------------

Cash flows from investing activities:
 Advances to Card Ready International, Inc.                                        (151,500)              -
 Loans to employees. . . . . . . . . . . . . . . . . . . . . . . . . .                    -          (6,207)
 Equipment acquisition. . . . . . . . . . . . . . . . . . .                          (3,125)        (11,620)
                                                                              --------------  --------------

     Net cash provided (used)in investing activities . . . . . . . . . . . .       (154,625)        (17,827)
                                                                              --------------  --------------

Cash Flows from Financing Activities:
 Advances on related party loans. . . . . . . . . . . . . . . . . . .                41,400         631,150
 Repayment on related party loans                                                   (16,400)              -
 Advances from others . . . . . . . . . . . . . . . . . . . . . .                   234,000               -
                                                                              --------------  --------------

     Net cash provided by financing activities . . . . . . . . . . . . . . .        259,000         631,150
                                                                              --------------  --------------

     Net Increase (Decrease) in Cash and Cash Equivalents. . . . . . . . . .          4,583         117,349

     Beginning Balance-Cash and Cash Equivalents . . . . . . . . . . . . . .          2,391           6,845
                                                                              --------------  --------------

     Ending Balance-Cash and Cash Equivalents. . . . . . . . . . . . . . . .  $       6,974   $     124,194
                                                                              ==============  ==============
  See accompanying notes


                              SINGLE SOURCE FINANCIAL SERVICES CORP
                        STATEMENTS OF CONSOLIDATED CASH  FLOWS  (CON'T)




Supplemental Information:

     Cash Paid For:                                                             For the Three Months Ended
                                                                                       January 31,
                                                                                    2002           2002
                                                                              --------------  --------------

         Interest Expense. . . . . . . . . . . . . . . .                      $           -   $           -
         Income Taxes                                                         $           -   $           -

  See accompanying notes

                  SINGLE SOURCE FINANCIAL SERVICES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note  1.  Basis  of  Presentation

The accompanying unaudited consolidated financial statements represented in accordance with the requirements for Form 10-QSB and article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Single Source Electronic Transactions, Inc.'s financial statements for the year ended October 31, 2001, contained in the Company's Form 10KSB for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three-months ended January 31, 2002, are not necessarily indicative of the results that may be expected for the year.

Disclosures for the three-months ended January 31, 2001 pertain to operations that were discontinued in August 2001, and should not be used to evaluate Company performance for the quarter ended January 31, 2002.

ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

     The accompanying financial statements for the three-months ended January 31, 2001 reflect the discontinued activity of SSET and should not be used to compare or evaluate Company activity for the quarter ended January 31, 2002. Through the entire period that the Company operated SSET, it operated at a loss, and there can be no assurance that this trend would have changed if the Company continued operating it.

CONTINUING  OPERATIONS

RESULTS  OF  REVENUE

Revenue

     Revenues from continuing operations for the quarter ended January 31, 2002 were $13,095.

     As a result of the transfer of the residual income stream, management of the Company has re-focused the Company on building a new revenue stream from new merchant accounts and from sharing processing revenues from those accounts with CardReady International, Inc., a company that Single Source has an option to purchase.

Cost  of  Revenue

     Cost of revenue from continuing operations was $6,332 for the quarter ended January 31, 2002. This cost of revenue consisted primarily of the cost of equipment sold to merchants.

Gross  Profit

     The gross profit from continuing operations for the quarter ended January 31, 2002 was $6,763.

Selling,  General  and  Administrative

     Selling, general and administrative expenses for continuing operations were $183,404 for the quarter ended January 31, 2002. These expenses consisted of $84,036 in consulting and commission expenses, of which $47,025 was incurred through the issuance of 313,500 shares of the Company's common stock. Other expenses incurred during the quarter included accounting and legal fees totaling $41,337, rent of $13,600, advertising expenses of $12,252, salaries of $4,895, and telephone expenses of $3,708.

     Interest expense of $19,465 which was incurred during the three-months ended January 31, 2002 pertains solely to accrued interest due to related parties.

Net  Losses

     The Company had a net loss of $185,370 for the quarter ended January 31, 2002 as compared to $429,186 for the quarter ended January 31, 2001. As discussed above, in August 2001, the Company transferred the residual stream of merchant accounts to the former owner of SSET. In addition to this transaction, the Company abandoned certain office equipment and other assets. The Company accounted for this transaction as a disposal of a segment of its operations.

LIQUIDITY  AND  CAPITAL  REQUIREMENTS

     As of January 31, 2002, the Company had cash and cash equivalents of $6,976, as compared to $124,194 as of January 31, 2001. During the three-months ended January 31, 2002, the Company received cash of $290,887, which consisted of $9,905 from sales, $5,582 from residuals, $41,400 from advances made by related parties, and $234,000 from advances made by unrelated third parties that should eventually be cancelled through the issuance of Company securities. Of the cash received, $115,279 was used in operations, $3,125 was spent in the purchase of office equipment and furnishings, $151,500 was advanced to CardReady International, Inc., and $16,400 was repaid to BAAMS and other related parties.

     During the three-months ended January 31, 2001, the Company received cash of $1,016,354, which consisted of $385,204 from sales and $631,150 in advances from BAAMS and other related parties. Of the amount received, $881,178 was used in operations, $11,620 was used to purchase office equipment, and $6,207 was advanced to Company consultants.

     The Company's current liabilities were $449,727 as of January 31, 2002, and total liabilities were $1,726,275. The total liabilities consisted primarily of long-term debt of $1,276,548, which are a result of advances from related parties.

FORWARD  LOOKING  STATEMENTS

     In August 2001, the Company transferred the residual stream of merchant accounts to the former owner of SSET. In addition to this transaction, the Company abandoned certain office equipment and other assets. The Company accounted for this transaction as a disposal of a segment of its operations.

     As a result of the transfer of the residual income stream, management of the Company has re-focused the Company on building a new revenue stream from new merchant accounts and from sharing processing revenues from those accounts with CardReady International, Inc., a company that Single Source has an option to purchase.

     During the quarter ended January 31, 2002, the Company formed two new subsidiaries that it will utilize to begin rebuilding its revenue. The Company has signed non-material agreements with several entities that are anticipated to begin to generate revenue in this fiscal year.

     There can be no assurances, however, that the Company will be successful in rebuilding some or all of its previous revenue stream. Management anticipates that the Company will continue to operate at a loss for the next fiscal year, and will have to fund operations through the sale of its stock in private placements, and/or from borrowing.

                                     PART II

ITEM  1     LEGAL  PROCEEDINGS

     We have the following legal proceedings pending against us or our subsidaries:

     1. E-Commerce Processing, a California corporation v. Michael Venni and Single Source Financial Services Corporation Electronics (sic) Transactions, Los Angeles Superior Court Case No. BC 237039. The case alleged that Single Source Electronic Transactions, Inc. wrongfully hired E-Commerce Processing ("ECI") staff from ECI, that Single Source Electronic Transactions, Inc. took ECI trade secret information, leads, and customers, that Single Source
Electronic Transactions, Inc. defamed ECI, and that Single Source Electronic Transactions, Inc. committed unfair competition. Single Source Electronic
Transactions, Inc. filed a counter-claim against E-Commerce Processing. This lawsuit was settled in December 2001, and in February 2002 we issued the plaintiff 25,000 shares of our common stock as consideration.

     2. Ibiz v. Single Source Electronic Transactions, Inc. , San Diego Superior Court Case No. GIC775730. The case alleges that Ibiz and Single Source Electronic Transactions, Inc. entered into a reseller agreement, and that Single Source Electronic Transactions, Inc. failed to pay a balance due under the contract along with royalties, asking for a total of $85,000. Single Source Electronic Transactions, Inc. filed a demurrer, which was sustained on January 24, 2002, and plaintiff amended its complaint. Subsequently, the Company filed a Motion Compelling Plaintiff to bring a third-party, Inzap, Inc. into the case, and at the same time a second demurrer. The Company's motion and second demurrer are set for hearing in April 2002.

     3. Inzap, Inc. v. LACI, Superior Court of the County of San Mateo Case No. 418349. The case alleges that Inzap, an electronic bill paying service, made a payment to Ibiz that was not paid by LACI. Single Source Electronic Transactions, Inc. has not been named in this lawsuit, but the transaction in question is the same as in the Ibiz lawsuit, described above, and may be in the future. LACI filed a demurrer on the grounds that the contract required arbitration, which was sustained, and plaintiff has filed a demand for arbitration. The Company does not have an estimate of when the arbitration may take place.

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

     In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company's management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM  2     CHANGES  IN  SECURITIES

     Effective October 31, 2001, the outstanding shares of common stock of the Company underwent a four-for-one forward stock split.

     In December 2001, the Company issued an aggregate of 313,500 shares of common stock, restricted in accordance with Rule 144, to eight individuals as consideration for services performed in connection with the signing of the letter of intent to acquire CardReady International, Inc. The value of the shares issued was $47,025. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

     Not  Applicable.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No  matters  were  submitted  to  the  shareholders  during  the  quarter.

ITEM  5     OTHER  INFORMATION

Change  of  Address
-------------------

     Effective November 12, 2001, the Company changed the location and address of its principal place of business to 121 North San Vicente Boulevard, Beverly Hills, California 90211, telephone number (888) 262-1600.

CardReady  International,  Inc.
-------------------------------

     On December 3, 2001, Single Source Financial Services Corporation ("SSFS" or the "Company") signed a binding letter of intent (the "LOI") with MBBRAMAR, INC., a California corporation ("MBB") which included an irrevocable option (the "Option") to acquire from MBB all of MBB's shares of common stock of CardReady International, Inc., a California corporation ("CardReady"), owned at the time of exercise of the Option (the "CardReady Shares"). Currently, MBB owns over 96% of the outstanding common stock of CardReady.

     Under the terms of the LOI, the Company may, at any time during the 18 months following the date of execution (the "Option Period"), and upon thirty
(30) days written notice (unless extended because of the requirements of the Securities and Exchange Commission or the corporate laws of the State of New York, including the need to obtain shareholder approval), acquire all of the CardReady Shares from MBB. The purchase price to be paid by the Company for the CardReady Shares will be equal to the value of CardReady as determined by an agreed-upon third party valuation (the "CardReady Value") divided by fifty percent (50%) of the lowest closing bid price for SSFS common stock during the thirty (30) trading days prior to the closing, but in no event will the purchase price exceed thirty million (30,000,000) shares of SSFS (the "SSFS Shares"). As additional consideration for the grant of the Option, SSFS agrees to, within ninety (90) days of the date of the LOI, loan to CardReady the sum of $500,000, payable in traunches as agreed between the parties, bearing no interest and repayable in a balloon payment at the end of three (3) years from the date hereof.

     The LOI contains certain unwinding provisions. For a period of three (3) years from the closing of the acquisition, if the closing bid price of SSFS common stock as quoted on its primary exchange is less than $1.00 per share for thirty (30) consecutive trading days, or if SSFS common stock is not listed for trading on any public exchange for a period of thirty (30) consecutive trading days, or if the trading volume of SSFS common stock on its primary exchange is less than 250,000 shares per month for three (3) consecutive full-calendar months, then MBB shall have the right, but not the obligation, to purchase the CardReady Shares back from SSFS for consideration equal to the SSFS Shares (as adjusted for any stock splits or recapitalizations). Additionally, for a period of three (3) years from the closing of the acquisition, if CardReady fails for a period of thirty (30) consecutive business days to maintain a relationship with a back-end processor and a bank, then SSFS shall have the right, but not the obligation, to "put" the CardReady Shares back to MBB for consideration equal to the SSFS Shares (as adjusted for any stock splits or recapitalizations).

     MBB is owned and controlled by Brandon Becker, who is a director of SSFS, and Martin Becker and Sid Rosenblatt, each of which is the spouse of a director of SSFS.

Wholly-owned  Subsidiaries
--------------------------

     SSFS Merchant Services, Inc., a California corporation, was formed for the purpose of coordinating referrals of large groups and merchants with multiple sites like large retailers, to CardReady International, Inc. Single Source Financial Services Corporation has an option to acquire CardReady International, Inc.

     CardReady of New York, Inc., a New York corporation, will operate as an Independent Sales Organization based in New York, to sign merchants throughout the U.S. to CardReady's processing services.

Resignation  of  Director
-------------------------

     Effective March 4, 2002, Brandon Becker resigned as Vice President and as a Director of the Company.

     At the present time, the Board of Directors is reviewing candidates to fill the vacancy on the Board left by the resignation of Mr. Becker.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)    Exhibits

            None.

     (b)    Reports  on  Form  8-K

            1. On November 21, 2001, the Company filed a Current Report on Form 8-K dated November 20, 2001 regarding a change in address and location of its principal place of business.

            2. On December 12, 2001, the Company filed a Current Report on Form 8-K dated December 10, 2001 regarding the execution of a letter of intent to acquire CardReady International, Inc.

            3. On February 4, 2002, the Company filed a Current Report on Form 8-K dated February 4, 2002 regarding the formation of two new wholly-owned subsidaries.

            4. On March 15, 2002, the Company filed a Current Report on Form 8-K dated March 8, 2002 regarding the resignation of Brandon Becker from the Board of Directors.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 /s/  Arnold  F.  Sock
Dated:  March  28,  2002                         _____________________________
                                                 By:     Arnold  F.  Sock
                                                 Its:    President and  Director



                                                 /s/  Harry  L.  Wilson
Dated:  March  28,  2002                         _____________________________
                                                 By:     Harry  L.  Wilson
                                                 Its:    Secretary,  Chief
                                                         Financial  Officer,
                                                         and  Director