Form 10QSB
period 2002-04-30
SINGLE SOURCE FINANCIAL SERVICES CORP
filed 2002-06-20
CIK 1128581

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

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
               ----        ----

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes     No.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 18, 2002, there were 59,949,153 shares of common stock issued and outstanding.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                            Yes          No    X
                               ------        ------

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

ITEM  1     FINANCIAL  STATEMENTS

                 SINGLE  SOURCE  FINANCIAL  SERVICES  CORP
                       CONSOLIDATED  BALANCE  SHEETS
                       -----------------------------

                                                                        APRIL 30
                                                                          2002
                                                                          ----
                                                                       UNAUDITED
     ASSETS

          CURRENT  ASSETS
            Cash and cash equivalents                         $               38
            Accounts Receivable  - net                                     3,731
            Loans receivable                                             341,228
            Inventories                                                    9,770
                                                                 ---------------
                       TOTAL CURRENT ASSETS                              354,767
                                                                 ---------------

          PROPERTY  AND  EQUIPMENT
            Furniture                                                        992
            Office equipment                                              12,718
            Leasehold improvements                                         6,673
            Website capitalized costs                                      1,174
                                                                 ---------------
                                                                          21,557
            Accumulated depreciation                                      (5,658)
                                                                 ---------------
                                                                          15,899
                                                                 ---------------

          OTHER  ASSETS
            Note Receivable - long-term                                   28,045
                                                                 ---------------

                       TOTAL ASSETS                           $          398,711
                                                                 ===============


     LIABILITIES  AND  STOCKHOLDERS'  EQUITY  (DEFICIT)

          CURRENT  LIABILITIES
            Income taxes payable                              $            1,700
            Accounts payable                                             101,817
            Loan payable                                                 424,000
                                                                ----------------

                       TOTAL CURRENT LIABILITIES                         527,517


          LONG TERM DEBT                                               1,357,542
                                                                 ---------------

                       TOTAL LIABILITIES                               1,885,059
                                                                 ---------------

          STOCKHOLDERS'  (DEFICIT)
            Common  Stock,  par  value  $.001,
            authorized 100,000,000 shares, issued
            and  outstanding 59,643,993 shares at
            April 30, 2002
                                                                          59,644
            Paid-in capital                                              396,012
            Retained (Deficit)                                        (1,942,004)
                                                                 ---------------

                       TOTAL STOCKHOLDERS'  (DEFICIT)                 (1,486,348)
                                                                 ---------------

                       TOTAL LIABILITIES AND STOCKHOLDERS'
                       (DEFICIT)                              $          398,711
                                                                 ===============



                              See accompanying footnotes


                                       SINGLE  SOURCE  FINANCIAL  SERVICES  CORP
                                       STATEMENTS  OF  CONSOLIDATED  OPERATIONS
                                       ----------------------------------------

                                                          FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                                  APRIL 30,                               APRIL 30,
                                                          --------------------------             -------------------------
                                                          2002                2001                 2002               2001
                                                        UNAUDITED           UNAUDITED            UNAUDITED          UNAUDITED

Revenues         $                                         5,817        $    116,871     $        18,912        $    515,432
Cost of revenues                                          (1,933)            (21,275)             (8,265)            (99,995)
                                                      -------------      ---------------     ----------------    ---------------
        Gross profit                                       3,884              95,596              10,647             415,437


Selling, general,
and administrative expenses                             (265,374)           (184,032)           (448,778)           (925,234)
                                                      -------------      ---------------     ----------------    ---------------

   Net (loss) from operations                           (261,490)            (88,436)           (438,131)           (509,797)

   Other  income  (expenses)
     Income from office sublease                           2,400                   -              13,600                   -
     Interest income                                         437                 134                 873                 575
     Interest expense                                    (31,226)            (11,838)            (50,691)            (19,304)
                                                      -------------      ---------------     ----------------    ---------------

        Net Income (Loss) before income taxes           (289,879)           (100,140)           (474,349)           (528,526)

        Provision for income tax                               -                   -                (900)               (800)
                                                      -------------      ---------------     ----------------    ---------------


        Net (Loss)                                    $ (289,879)        $  (100,140)        $  (475,249)        $  (529,326)
                                                      =============      ===============     ================    ===============

        Basic (Loss) Per Share                        $        *         $     (0.04)              (0.01)        $     (0.04)
                                                      =============      ===============     ================    ===============

        WEIGHTED AVERAGE SHARES OUTSTANDING           58,413,375          11,845,689          57,964,616          11,845,689
                                                      =============      ===============     ================    ===============

        *  Less  the  $.(.01)  loss  per  share


                                                           See accompanying footnotes

                                  SINGLE  SOURCE  FINANCIAL  SERVICES  CORP
                                  STATEMENTS  OF  CONSOLIDATED  CASH  FLOWS



                                                                              FOR THE QUARTER ENDED
                                                                                     APRIL 30,
                                                                           2002                   2001
                                                                           ----                   ----
                                                                         UNAUDITED              UNAUDITED

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
  Net (loss)                                                        $      (475,249)      $      (529,326)
  Adjustments  to  reconcile  net  loss  to  net  cash
    provided  by  operating  activities:
       Services rendered for common stock                                   282,025                     -
       Depreciation and amortization                                          2,097                 1,545
       Interest income                                                         (873)                 (575)
       Interest expense                                                      50,457                19,304
       (Increase)  Decrease  in  Assets
            (Increase) decrease in accounts receivable                       (3,431)               (8,575)
            (Increase) decrease in inventories                               13,442                28,109
            (Increase) decrease in deposits and other assets                      -                 3,447
       Increase  (Decrease)  in  Liabilities
            Increase (decrease) in income tax payable                           100                     -
            Increase (decrease) in accounts payable                         (15,622)               28,220
            Increase (decrease) in other payables                                 -                   (32)
                                                                        --------------          --------------

       NET CASH USED IN OPERATING ACTIVITIES                               (147,054)             (457,883)
                                                                        --------------          --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
  Equipment acquisition                                                      (4,299)              (33,723)
  Advances to Card Ready International, Inc.                               (270,000)
                                                                        --------------          --------------

       NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                    (274,299)              (33,723)
                                                                        --------------          --------------


CASH  FLOWS  FROM  FINANCING  ACTIVITIES
  Advances on related party loans                                            91,400               568,076
  Repyment on related party loans                                           (16,400)              (53,323)
  Advances from others                                                      344,000
  Loans to employees and others                                                   -               (22,875)
                                                                        --------------          --------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                            419,000               491,878
                                                                        --------------          --------------

       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (2,353)                  272

       BEGINNING BALANCE - CASH AND CASH EQUIVALENTS                          2,391                   662
                                                                        --------------          --------------

       ENDING BALANCE - CASH AND CASH EQUIVALENTS                       $        38             $     934
                                                                        ==============          ==============

                                            See accompanying footnotes


                      SINGLE  SOURCE  FINANCIAL  SERVICES  CORP
                      STATEMENTS  OF  CONSOLIDATED  CASH  FLOWS



     SUPPLEMENTAL  INFORMATION:


          CASH  PAID  FOR:

                                                 FOR THE QUARTER ENDED
                                                        APRIL 30,
                                                 2002              2001
                                                 ----              ----
                                              UNAUDITED          UNAUDITED

                    Interest Expense     $          -         $      -

                    Income Taxes         $          -         $    800



                            See accompanying footnotes

                  SINGLE SOURCE FINANCIAL SERVICES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note  1.     Basis  of  Presentation

The accompanying unaudited consolidated financial statements represented in accordance with the requirements for Form 10-QSB and article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Single Source Electronic Transactions, Inc.'s financial statements for the year ended October 31, 2001, contained in the Company's Form 10-KSB for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three-months and six-months ended April 30, 2002, are not necessarily indicative of the results that may be expected for the year.

Disclosures for the three-months and six-months ended April 30, 2001, pertain to operations that were discontinued in August 2001, and should not be used to evaluate Company performance for the periods ended April 30, 2002.

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

     The accompanying financial statements for the three- and six-months ended April 30, 2001 reflect the discontinued activity of SSET and should not be used to compare or evaluate Company activity for the three- and six-months ended April 30, 2002. Through the entire period that the Company operated SSET, it operated at a loss, and there can be no assurance that this trend would have changed if the Company continued operating SSET.

CONTINUING  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  APRIL  30,  2002

RESULTS  OF  REVENUE

Revenue

     Revenues from continuing operations for the quarter ended April 30, 2002 were $5,817.

     As a result of the transfer of the residual income stream, management of the Company has re-focused the Company on building a new revenue stream from new merchant accounts and from sharing processing revenues from those accounts with CardReady International, Inc., a company that Single Source has exercised an option to purchase.

Cost  of  Revenue

     Cost of revenue from continuing operations was $1,933 for the quarter ended April 30, 2002. This cost of revenue consisted primarily of the cost of equipment sold to merchants.

Gross  Profit

     The gross profit from continuing operations for the quarter ended April 30, 2002 was $3,884.

Selling,  General  and  Administrative

     Selling, general and administrative expenses for continuing operations were $265,374 for the quarter ended April 30, 2002. These expenses consisted of $194,889 in consulting and commission expenses, of which $210,000 was incurred through the issuance of 1,825,000 shares of the Company's common stock. Other expenses incurred during the quarter included accounting and legal fees totaling $12,588, rent of $2,400, advertising expenses of $1,362, salaries of $1,892, and telephone expenses of $9,967.

     Interest expense of $31,226 which was incurred during the three-months ended April 30, 2002 pertains solely to accrued interest due to related parties.

Net  Losses

     The Company had a net loss of $289,879 for the quarter ended April 30, 2002 as compared to $100,140 for the quarter ended April 30, 2001. As discussed above, in August 2001, the Company transferred the residual stream of merchant accounts to the former owner of SSET. In addition to this transaction, the Company abandoned certain office equipment and other assets. The Company accounted for this transaction as a disposal of a segment of its operations.

CONTINUING  OPERATIONS  FOR  THE  SIX  MONTHS  ENDED  APRIL  30,  2002

RESULTS  OF  REVENUE

Revenue

     Revenues from continuing operations for the six-months ended April 30, 2002 were $18,912.

Cost  of  Revenue

     Cost of revenue from continuing operations was $8,265 for the six-months ended April 30, 2002. This cost of revenue consisted primarily of the cost of equipment sold to merchants.

Gross  Profit

     The gross profit from continuing operations for the six-months ended April 30, 2002 was $10,647.

Selling,  General  and  Administrative

     Selling, general and administrative expenses for continuing operations were $448,778 for the six-months ended April 30, 2002. These expenses consisted of $278,925 in consulting and commission expenses, of which $257,025 was incurred through the issuance of 2,138,500 shares of the Company's common stock. Other expenses incurred during the six-months included accounting and legal fees totaling $53,925, rent of $16,000, advertising expenses of $13,614, salaries of $6,787, and telephone expenses of $13,675.

     Interest expense of $50,691 which was incurred during the six-months ended April 30, 2002 pertains solely to accrued interest due to related parties.

Net  Losses

     The Company had a net loss of $475,249 for the six-months ended April 30, 2002 as compared to $529,326 for the six-months ended April 30, 2001. As discussed above, in August 2001, the Company transferred the residual stream of merchant accounts to the former owner of SSET. In addition to this transaction, the Company abandoned certain office equipment and other assets. The Company accounted for this transaction as a disposal of a segment of its operations.

LIQUIDITY  AND  CAPITAL  REQUIREMENTS

     As of April 30, 2002, the Company had cash and cash equivalents of $38. During the three-months ended April 30, 2002, the Company received cash of $176,826, which consisted of $3,426 from sales and residuals, $13,400 through the sublease of its offices, $50,000 from advances made by related parties, and $110,000 from advances made by unrelated third parties that should eventually be cancelled through the issuance of Company securities. Of the cash received, $64,088 was used in operations, $1,174 was spent in the purchase of office equipment, furnishings, and the development of a web site, and $118,500 was advanced to CardReady International, Inc.

     During the six-months ended April 30, 2002, the Company received cash of $467,713, which consisted of $7,040 from sales, $11,873 from residuals, $13,400 through the sublease of its offices, $91,400 from advances made by related parties, and $344,000 from advances made by unrelated third parties that should eventually be cancelled through the issuance of Company securities. Of the cash received, $179,367 was used in operations, $4,299 was spent in the purchase of office equipment, furnishings, and the development of a web site, $270,000 was advanced to CardReady International, Inc., and $16,400 was repaid to BAAMS and other related parties.

     The Company's current liabilities were $527,517 as of April 30, 2002, and total liabilities were $1,885,059. The total liabilities consisted primarily of long-term debt of $1,357,542, which is a result of advances from related parties.

FORWARD  LOOKING  STATEMENTS

     In August 2001, the Company transferred the residual stream of merchant accounts to the former owner of SSET. In addition to this transaction, the Company abandoned certain office equipment and other assets. The Company accounted for this transaction as a disposal of a segment of its operations.

     As a result of the transfer of the residual income stream, management of the Company has re-focused the Company on building a new revenue stream from new merchant accounts and from sharing processing revenues from those accounts with CardReady International, Inc., a company that Single Source has exercised an option to purchase. See Item 5, Other Information, below.

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


     2. Ibiz v. Single Source Electronic Transactions, Inc., San Diego Superior Court Case No. GIC775730. The case alleged that Ibiz and Single Source Electronic Transactions, Inc. entered into a reseller agreement, and that Single Source Electronic Transactions, Inc. failed to pay a balance due under the contract along with royalties, asking for a total of $85,000. The plaintiff unilaterally dismissed the action on April 12, 2002. Single Source did not pay any settlement or enter into any settlement agreement.

     3. Inzap, Inc. v. LACI, Superior Court of the County of San Mateo Case No. 418349. The case alleges that Inzap, an electronic bill paying service, made a payment to Ibiz that was not paid by LACI. Single Source Electronic Transactions, Inc. has not been named in this lawsuit, but the transaction in question is the same as in the Ibiz lawsuit, described above, and may be in the future. On May 28, 2002, the plaintiff obtained an arbitration award against LACI in the amount of $87,041. LACI is no longer in business, but as a corporate entity separate from Single Source, management has been advised that the award is not enforceable against the Company.

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

     5. Pacific Bell Directory v. Single Source Financial Services Corporation, et al, Los Angeles County Superior Court Case No. 02T01372. The case alleges that $23,029 is owing for yellow page advertising. The Company contends that it did not contract with Pacific Bell Directory, but instead that an unrelated business entity, Tax Debt Negotiators, Inc., may have contracted with Pacific Bell Directory. Discovery is underway.


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

     In March 2002, the Company issued 25,000 shares of common stock, restricted in accordance with Rule 144 of the Securities Act of 1933, to E-Commerce Processing, Inc. in settlement of a pending lawsuit. The Company valued the shares at $25,000. The issuance was exempt pursuant to Section 4(2) of the Act.

     In April 2002, the Company issued an aggregate of 1,670,000 shares of common stock without restrictive legend to four (4) individuals pursuant to the Company's 2002 Omnibus Securities Plan. In June 2002, 170,000 of these shares were cancelled and returned to the treasury.

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

     Not  Applicable.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No  matters  were  submitted  to  the  shareholders  during  the  quarter.

ITEM  5     OTHER  INFORMATION

CardReady  International,  Inc.
-------------------------------

     On November 29, 2001, Single Source Financial Services Corporation ("SSFS" or the "Company") signed a binding letter of intent (the "LOI") with MBBRAMAR, INC., a California corporation ("MBB") which included an irrevocable option (the "Option") to acquire from MBB all of MBB's shares of common stock of CardReady International, Inc., a California corporation ("CardReady"), owned at the time of exercise of the Option (the "CardReady Shares"). Currently, MBB owns over 96% of the outstanding common stock of CardReady.

     On April 29, 2002, SSFS, MBB, and CardReady entered into a First Restated Letter of Intent (the "Restated LOI") which modified the terms and conditions of the original LOI.

     Under the terms of the Restated LOI, the Company may, at any time during the 18 months following the date of execution (the "Option Period"), and upon thirty (30) days written notice (unless extended because of the requirements of the Securities and Exchange Commission or the corporate laws of the State of New York, including the need to obtain shareholder approval), acquire all of the CardReady Shares from MBB. The purchase price to be paid by the Company for the CardReady Shares will be four million (4,000,000) shares of common stock of SSFS (the "SSFS Shares"). As additional consideration for the grant of the Option, SSFS agreed to loan to CardReady the sum of $500,000, payable in traunches as agreed between the parties, bearing no interest and repayable in a balloon payment at the end of three (3) years from the date of the Restated LOI.

     The Restated LOI contains certain unwinding provisions. For a period of three (3) years from the closing of the acquisition, if the closing bid price of SSFS common stock as quoted on its primary exchange is less than $1.00 per share for thirty (30) consecutive trading days, or if SSFS common stock is not listed for trading on any public exchange for a period of thirty (30) consecutive trading days, or if the trading volume of SSFS common stock on its primary exchange is less than 250,000 shares per month for three (3) consecutive full-calendar months, then MBB shall have the right, but not the obligation, to purchase the CardReady Shares back from SSFS for consideration equal to the SSFS Shares (as adjusted for any stock splits or recapitalizations). Additionally, for a period of three (3) years from the closing of the acquisition, if CardReady fails for a period of thirty (30) consecutive business days to maintain a relationship with a back-end processor and a bank, then SSFS shall have the right, but not the obligation, to "put" the CardReady Shares back to MBB for consideration equal to the SSFS Shares (as adjusted for any stock splits or recapitalizations).

     MBB is owned and controlled by Brandon Becker, who is a former director of SSFS, and Martin Becker and Sid Rosenblatt, each of which is the spouse of a director of SSFS.

     Also on April 29, 2002, SSFS exercised its rights under the Option to purchase all of MBB's interest in CardReady in exchange for the issuance of the SSFS Shares. The transaction is anticipated to close within one hundred twenty
(120)  days.

Single  Source  Financial  Services  Corporation  2002  Omnibus  Securities Plan
--------------------------------------------------------------------------------

     On April 9, 2002, the Board of Directors approved the Single Source Financial Services Corporation 2002 Omnibus Securities Plan. The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allows for the award of stock and options, up to 3,000,000 shares of our common stock.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)    Exhibits

            None.

     (b)    Reports  on  Form  8-K

            1. On February 4, 2002, the Company filed a Current Report on Form 8-K dated February 4, 2002 regarding the formation of two new wholly-owned subsidaries.

            2. On March 15, 2002, the Company filed a Current Report on Form 8-K dated March 8, 2002 regarding the resignation of Brandon Becker from the Board of Directors.

            3. On May 8, 2002, the Company filed a Current Report on Form 8-K dated May 7, 2002 regarding the First Restated Letter of Intent to acquire CardReady International, Inc., and the Company's subsequent exercise of its option thereunder.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  June  19,  2002                    /s/ Arnold F. Sock
                                           _____________________________
                                           By:     Arnold  F.  Sock
                                           Its:    President  and  Director




Dated:  June  19,  2002                    /s/ Harry L. Wilson
                                           _____________________________
                                           By:     Harry  L.  Wilson
                                           Its:    Secretary,  Chief  Financial
                                                   Officer,  and  Director