Form 10QSB
period 2002-07-31
SINGLE SOURCE FINANCIAL SERVICES CORP
filed 2002-09-23
CIK 1128581

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 11, 2002, there were 59,949,153 shares of common stock issued and outstanding.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                            Yes _____     No    X
                                              ------

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

ITEM  1     FINANCIAL  STATEMENTS

SINGLE  SOURCE  FINANCIAL  SERVICES  CORP
CONSOLIDATED  BALANCE  SHEETS
-----------------------------------------


                                                                        JULY 31
                                                                          2002
                                                                          ----
                                                                       UNAUDITED
     ASSETS

          CURRENT  ASSETS
            Cash and cash equivalents                         $              454
            Loans receivable                                             341,318
            Inventories                                                    9,770
                                                                 ---------------
                       TOTAL CURRENT ASSETS                              351,542
                                                                 ---------------

          PROPERTY  AND  EQUIPMENT
            Furniture                                                        992
            Office equipment                                              12,718
            Leasehold improvements                                         6,673
            Website capitalized costs                                      1,174
                                                                 ---------------
                                                                          21,557
            Accumulated depreciation                                      (6,735)
                                                                 ---------------
                                                                          14,822
                                                                 ---------------

          OTHER  ASSETS
            Note Receivable - long-term                                   28,481
                                                                 ---------------

                       TOTAL ASSETS                           $          394,845
                                                                 ===============


     LIABILITIES  AND  STOCKHOLDERS'  EQUITY  (DEFICIT)

          CURRENT  LIABILITIES
            Income taxes payable                              $            1,700
            Accounts payable                                              94,388
            Loan payable                                                 424,000
                                                                ----------------

                       TOTAL CURRENT LIABILITIES                         520,088


          LONG TERM DEBT                                               1,412,043
                                                                 ---------------

                       TOTAL LIABILITIES                               1,932,131
                                                                 ---------------

          STOCKHOLDERS'  (DEFICIT)
            Common  Stock,  par  value  $.001,
            authorized 100,000,000 shares, issued
            and  outstanding 59,898,993 shares at
            July 31, 2002
                                                                          59,899
            Paid-in capital                                              407,963
            Retained (Deficit)                                        (2,005,148)
                                                                 ---------------

                       TOTAL STOCKHOLDERS'  (DEFICIT)                 (1,537,286)
                                                                 ---------------

                       TOTAL LIABILITIES AND STOCKHOLDERS'
                       (DEFICIT)                              $          394,845
                                                                 ===============

           See accompanying notes.



SINGLE  SOURCE  FINANCIAL  SERVICES  CORP
STATEMENTS  OF  CONSOLIDATED  OPERATIONS
----------------------------------------

                                                          FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                                  JULY 31,                               JULY 31,
                                                          --------------------------             -------------------------
                                                          2002                2001                 2002               2001
                                                        UNAUDITED           UNAUDITED            UNAUDITED          UNAUDITED

Revenues                                          $       (5,801)        $    405,944     $        13,111        $    921,376
Cost of revenues                                               -             (152,518)             (8,265)           (252,513)
                                                      -------------      ---------------     ----------------    ---------------
        Gross profit (loss)                               (5,801)             253,426               4,846             668,863


Selling, general,
and administrative expenses                              (30,069)           (721,732)           (478,847)          (1,646,966)
                                                      -------------      ---------------     ----------------    ---------------

   Net (loss) from operations                            (35,870)           (468,306)           (474,001)           (978,103)

   Other  income  (expenses)
     Income from office sublease                               -                   -              13,600                   -
     Interest income                                         526               1,012               1,399               1,587
     Interest expense                                    (27,800)            (25,529)            (78,491)            (44,833)
                                                      -------------      ---------------     ----------------    ---------------

        Net Income (Loss) before income taxes            (63,144)           (492,823)           (537,493)         (1,021,349)

        Provision for income tax                               -                   -                (900)               (900)
                                                      -------------      ---------------     ----------------    ---------------


        Net (Loss)                                    $  (63,144)        $  (492,823)        $  (538,393)        $(1,022,249)
                                                      =============      ===============     ================    ===============

        Basic (Loss) Per Share                        $        *         $     (0.04)              (0.01)        $     (0.04)
                                                      =============      ===============     ================    ===============

        WEIGHTED AVERAGE SHARES OUTSTANDING           59,889,189          11,845,689          58,666,390          11,845,689
                                                      =============      ===============     ================    ===============

        *  Less  the  $.(.01)  loss  per  share


                                                           See accompanying footnotes

SINGLE  SOURCE  FINANCIAL  SERVICES  CORP
STATEMENTS  OF  CONSOLIDATED  CASH  FLOWS
-----------------------------------------



                                                                             FOR THE NINE MONTHS ENDED
                                                                                     JULY 31,
                                                                           2002                   2001
                                                                           ----                   ----
                                                                         UNAUDITED              UNAUDITED

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
  Net (loss)                                                        $      (538,393)      $    (1,022,249)
  Adjustments  to  reconcile  net  loss  to  net  cash
    provided  by  operating  activities:
       Services rendered for common stock                                   294,231                     -
       Depreciation and amortization                                          3,175                 2,837
       Interest income                                                       (1,400)               (1,587)
       Interest expense                                                      78,257                44,812
       (Increase)  Decrease  in  Assets
            (Increase) decrease in accounts receivable                          300               (15,005)
            (Increase) decrease in employee advances                              -                (9,644)
            (Increase) decrease in inventories                                13,442                2,927
            (Increase) decrease in deposits and other assets                      -                (4,666)
       Increase  (Decrease)  in  Liabilities
            Increase (decrease) in income tax payable                           100                   900
            Increase (decrease) in accounts payable                         (23,050)               (6,736)
            Increase (decrease) in accrued payroll                                -                (7,122)
            Increase (decrease) in other payables                                 -                34,998
                                                                        --------------          --------------

       NET CASH USED IN OPERATING ACTIVITIES                               (173,338)             (980,535)
                                                                        --------------          --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
  Equipment acquisition                                                      (4,299)              (45,565)
  Loans to related parties and others                                             -               (20,000)
  Advances to Card Ready International, Inc.                               (270,000)                    -
                                                                        --------------          --------------

       NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                    (274,299)              (65,565)
                                                                        --------------          --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
  Advances on related party loans                                           121,900             1,094,797
  Repayment on related party loans                                          (20,200)              (53,323)
  Advances from others                                                      344,000                     -
                                                                        --------------          --------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                            445,700             1,041,474
                                                                        --------------          --------------

       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (1,937)               (4,626)

       BEGINNING BALANCE - CASH AND CASH EQUIVALENTS                          2,391                 6,845
                                                                        --------------          --------------

       ENDING BALANCE - CASH AND CASH EQUIVALENTS                       $       454             $   2,219
                                                                        ==============          ==============

                                            See accompanying footnotes


SINGLE  SOURCE  FINANCIAL  SERVICES  CORP
STATEMENTS  OF  CONSOLIDATED  CASH  FLOWS
-----------------------------------------


     SUPPLEMENTAL  INFORMATION:


          CASH  PAID  FOR:

                                                 FOR THE NINE MONTHS ENDED
                                                        JULY 31,
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



                            See accompanying footnotes

                  SINGLE SOURCE FINANCIAL SERVICES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note  1.     Basis  of  Presentation

The accompanying unaudited consolidated financial statements represented in accordance with the requirements for Form 10-QSB and article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Single Source Financial Services Corp.'s financial statements for the year ended October 31, 2001, contained in the Company's Form 10-KSB for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three-months and nine-months ended July 31, 2002, are not necessarily indicative of the results that may be expected for the year.

Disclosures for the three-months and nine-months ended July 31, 2001, pertain to operations that were discontinued in August 2001, and should not be used to evaluate Company performance for the periods ended July 31, 2002.

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

     The accompanying financial statements for the three- and nine-months ended July 31, 2001 reflect the discontinued activity of SSET and should not be used to compare or evaluate Company activity for the three- and nine-months ended July 31, 2002. Through the entire period that the Company operated SSET, it operated at a loss, and there can be no assurance that this trend would have changed if the Company continued operating SSET. SSET continues to receive minimal income from former operations in the form of residuals.

QUALIFIED  REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

     Our independent accountant has qualified his report. They state that the audited financial statements of the Company for the period ending October 31, 2001 have been prepared assuming the company will continue as a going concern.
They note that the significant losses of our company as of October 31, 2001 raise substantial doubt about our ability to continue in business.

CONTINUING  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  JULY  31,  2002

RESULTS  OF  REVENUE

Revenue

     Revenues from continuing operations for the quarter ended July 31, 2002 were ($5,801), due to the charge back of various merchant fees received in prior periods.

Cost  of  Revenue

     Due to limited activity during these three-months, the Company did not incur any costs associated with its revenue.

Gross  Profit

     The gross profit from continuing operations for the quarter ended July 31, 2002 was ($5,801), due to the charge backs mentioned above.

Selling,  General  and  Administrative

     Selling, general and administrative expenses for continuing operations were $30,069 for the quarter ended July 31, 2002. These expenses consisted of $13,512 in consulting and commission expenses, of which $12,206 was incurred through the issuance of 425,000 shares of the Company's common stock. Other expenses incurred during the quarter included accounting and legal fees totaling $8,130, advertising expenses of $1,055, and telephone expenses of $2,627.

     Interest expense of $27,880 incurred during the three-months ended July 31, 2002 pertains solely to accrued interest due to related parties.

Net  Losses

     The Company had a net loss of $63,144 for the quarter ended July 31, 2002 as compared to $492,823 for the quarter ended July 31, 2001. As discussed above, in August 2001, the Company transferred the residual stream of merchant accounts to the former owner of SSET. In addition to this transaction, the Company abandoned certain office equipment and other assets. The Company accounted for this transaction as a disposal of a segment of its operations.

CONTINUING  OPERATIONS  FOR  THE  NINE  MONTHS  ENDED  JULY  31,  2002

RESULTS  OF  REVENUE

Revenue

     Revenues from continuing operations for the nine-months ended July 31, 2002 were $13,111.

Cost  of  Revenue

     Cost of revenue from continuing operations was $8,265 for the nine-months ended July 31, 2002. This cost of revenue consisted primarily of the cost of equipment sold to merchants.

Gross  Profit

     The gross profit from continuing operations for the nine-months ended July 31, 2002 was $4,846.

Selling,  General  and  Administrative

     Selling, general and administrative expenses for continuing operations were $478,847 for the nine-months ended July 31, 2002. These expenses consisted of $292,437 in consulting and commission expenses, of which $269,237 was incurred through the issuance of 2,563,500 shares of the Company's common stock. Other expenses incurred during the nine-months included accounting and legal fees totaling $62,055, rent of $16,000, advertising expenses of $14,669, salaries of $6,787, and telephone expenses of $16,302.

     Interest expense of $78,491 that was incurred during the nine-months ended July 31, 2002 pertains solely to accrued interest due to related parties.

Net  Losses

     The Company had a net loss of $538,393 for the nine-months ended July 31, 2002 as compared to $1,022,249 for the nine-months ended July 31, 2001. As discussed above, in August 2001, the Company transferred the residual stream of merchant accounts to the former owner of SSET. In addition to this transaction, the Company abandoned certain office equipment and other assets. The Company accounted for this transaction as a disposal of a segment of its operations.

LIQUIDITY  AND  CAPITAL  REQUIREMENTS

     As of July 31, 2002, the Company had cash and cash equivalents of $454. During the three-months ended July 31, 2002, the Company received cash of $30,500 all from related party loans. During the three-month period, $3,800 was repaid on related party loans and $27,716 was used in operations.

     During the nine-months ended July 31, 2002, the Company received cash of $498,213, which consisted of $7,040 from sales, $11,873 from residuals, $13,400 through the sublease of its offices, $121,900 from advances made by related parties, and $344,000 from advances made by unrelated third parties that should eventually be canceled through the issuance of Company securities. Of the cash received, $205,651 was used in operations, $4,299 was spent in the purchase of office equipment, furnishings, and the development of a web site, $270,000 was advanced to CardReady International, Inc., and $20,200 was repaid to BAAMS and other related parties.

     The Company's current liabilities were $520,088 as of July 31, 2002, and total liabilities were $1,932,131. The total liabilities consisted of long-term debt of $1,412,043, which is a result of advances from related parties.

CRITICAL  ACCOUNTING  POLICIES

     The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company has identified two accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

     The first critical accounting policy relates to revenue recognition. Income from equipment sales is recognized after the buyer receives its merchant and terminal identification numbers and is approved for any applicable financing. Income from residuals is recognized when the residual payment is actually received.

     The second critical accounting policy relates to expense recognition. The Company recognizes commissions owed upon the actual receipt of payment on the related sale. All other expenses are recognized at the time the expense was incurred.

FORWARD  LOOKING  STATEMENTS

     In August 2001, the Company transferred the residual stream of merchant accounts to the former owner of SSET. In addition to this transaction, the Company abandoned certain office equipment and other assets. The Company accounted for this transaction as a disposal of a segment of its operations.

     As a result of the transfer of the residual income stream, the Company has been unable to timely satisfy all of its creditors, and is currently seeking sources of financing to meet its financial obligations.

     Management anticipates that the Company will continue to operate at a loss for at least the next fiscal year, and will have to fund operations through the sale of its stock in private placements, and/or from borrowing. Management is currently reviewing several strategies for continuing to fund the ongoing development of the Company. Such strategies may include seeking shareholder approval to increase the authorized common stock so that additional funds can be raised, a reverse common stock split, the sale of debentures, convertible debentures, issuance of preferred stock, other recapitalizations, loans, selling some or all of the Company's current assets, and/or acquiring one or more businesses with positive cash flow. No decisions have been made as of this time.

                                     PART II

ITEM  1     LEGAL  PROCEEDINGS

     We have the following legal proceedings pending against us or our subsidiaries:

     1. Eisen and Brown v. Becker et al, Los Angeles Superior Court Case No. SC067244. The case alleges that plaintiff's are entitled to a finder's fee in connection with the transaction wherein Single Source Financial Services Corporation acquired Single Source Electronic Transactions, Inc. Defendant's have cross-complained against plaintiffs, claiming that they misrepresented the value of Single Source Electronic Transactions, Inc. Discovery is underway.

     2. Pacific Bell Directory v. Single Source Financial Services Corporation, et al, Los Angeles County Superior Court Case No. 02T01372. The case alleges that $23,029 is owing for yellow page advertising. The Company contends that it did not contract with Pacific Bell Directory, but instead that an unrelated business entity, Tax Debt Negotiators, Inc., may have contracted with Pacific Bell Directory. Discovery is underway.

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

     None.

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

     Under the terms of the Restated LOI, the Company may, at any time during the 18 months following the date of execution (the "Option Period"), and upon thirty (30) days written notice (unless extended because of the requirements of the Securities and Exchange Commission or the corporate laws of the State of New York, including the need to obtain shareholder approval), acquire all of the MBB-owned CardReady Shares from MBB. The purchase price to be paid by the Company for the CardReady Shares will be four million (4,000,000) shares of common stock of SSFS (the "SSFS Shares"). As additional consideration for the grant of the Option, SSFS agreed to loan to CardReady up to the sum of $500,000, payable in traunches as agreed between the parties, bearing no interest and repayable in a balloon payment at the end of three (3) years from the date of the Restated LOI.

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

     At the time the Restated LOI was executed it was anticipated the transaction would close within one hundred twenty (120) days. However, the Company's due diligence has resulted in a delay as a result of, including, but not limited to, obtaining audited financials from CardReady. As a result it is now anticipated that the acquisition will occur sometime after January 1, 2003.

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

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

     99.1    Chief  Executive  Officer  Certification  as  Adopted  Pursuant  to
             Section 302  of  the  Sarbanes-Oxley  Act  of  2002.

     99.2    Chief  Financial  Officer  Certification  as  Adopted  Pursuant  to
             Section 302  of  the  Sarbanes-Oxley  Act  of  2002.

     (b)     Reports  on  Form  8-K

             None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  September  23,  2002                    /s/ Arnold  F.  Sock
                                                ---------------------
                                                By:  Arnold  F.  Sock
                                                Its: President  and  Director




Dated:  September  23,  2002                    /s/  Harry  L.  Wilson
                                                -----------------------
                                                By:  Harry  L.  Wilson
                                                Its: Secretary, Chief Financial
                                                     Officer, and  Director