Form 10-K
period 2002-10-31
SINGLE SOURCE FINANCIAL SERVICES CORP
filed 2003-03-12
CIK 1128581

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  issuer's  revenues for its most recent fiscal year.       Zero ($ 0)

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $628,865, based on the closing price of $0.01 for the common stock on January 22, 2003.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2002, there were 59,743,993 shares of common stock, par value $0.001, issued and outstanding. As of January 22, 2003, there were 62,886,453 shares of common stock, par value $0.001, issued and outstanding.

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

                     Transitional Small Business Disclosure
                               Format (check one):

                             Yes           No   X
                                 -----        -----

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

Item  14         Controls  and  Procedures.

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

ITEM  1  -  DESCRIPTION  OF  BUSINESS

CORPORATE  HISTORY

     We are a New York corporation; originally incorporated on September 19, 1994, under the name Ream Printing Paper Corp. On October 18, 2000, the Board of Directors voted to change the name of the corporation to Single Source Financial Services Corporation ("SSFS"), a change that became effective in late 2000.

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

     In the fourth quarter of 2001, a dispute arose between us and one of the parties involved in the acquisition of Single Source Electronic Transactions, Inc. During the course of negotiations, a third party diverted the residual revenue stream that was previously received by Single Source Electronic

Transactions, Inc., and our revenue decreased by over 90%. We resolved the dispute with the third party and permitted them to keep the historical residual income stream from certain of Single Source Electronic Transactions, Inc.'s customers, which account for over 90% of Single Source Electronic Transactions, Inc.'s residual income stream. Since August 2001, we have received only nominal revenues from the residual income stream that we acquired. However, from approximately September 2001 through March 2002, we continued to pay Single Source Electronic Transactions, Inc.'s continuing operations expenses and invested additional money in an effort to continue Single Source Electronic Transactions, Inc.'s business plan. These attempts were unsuccessful and we ceased investing additional funds into Single Source Electronic Transactions, Inc. in or about March 2002. Single Source Electronic Transactions, Inc. is now a discontinued operation.

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

CURRENT  BUSINESS  OVERVIEW

     Following the loss of the majority of the residual income stream originally acquired as part of the Single Source Electronic Transactions, Inc. acquisition, our management elected to diversify our business through the identification and acquisition of assets in the electronic transaction processing industry. We currently receive a limited amount of residual income from sales in the prior years.

CardReady  International,  Inc.

     On November 29, 2001, we signed a binding letter of intent (the "LOI") with MBBRAMAR, INC., a California corporation ("MBB") which included an irrevocable option (the "Option") to acquire from MBB all of MBB's shares of common stock of CardReady International, Inc., a California corporation ("CardReady"), owned at the time of exercise of the Option (the "CardReady Shares"). Currently, MBB owns over 96% of the outstanding common stock of CardReady.

     On April 29, 2002, we, together with MBB and CardReady, entered into a First Restated Letter of Intent (the "Restated LOI") which modified the terms and conditions of the original LOI.

     Under the terms of the Restated LOI, we may, at any time during the 18 months following the date of execution (the "Option Period"), and upon thirty
(30) days written notice (unless extended because of the requirements of the Securities and Exchange Commission or the corporate laws of the State of New York, including the need to obtain shareholder approval), acquire all of the MBB-owned CardReady Shares from MBB. The purchase price to be paid for the CardReady Shares will be four million (4,000,000) shares of our common stock (the "SSFS Shares"). As additional consideration for the grant of the Option, we agreed to loan to CardReady up to the sum of $500,000, payable in traunches as agreed between the parties, bearing no interest and repayable in a balloon payment at the end of three (3) years from the date of the Restated LOI.

     The Restated LOI contains certain unwinding provisions. For a period of three (3) years from the closing of the acquisition, if the closing bid price of our common stock as quoted on its primary exchange is less than $1.00 per share for thirty (30) consecutive trading days, or if our common stock is not listed for trading on any public exchange for a period of thirty (30) consecutive trading days, or if the trading volume of our common stock on its primary exchange is less than 250,000 shares per month for three (3) consecutive full-calendar months, then MBB shall have the right, but not the obligation, to purchase the CardReady Shares back from us for consideration equal to the SSFS Shares (as adjusted for any stock splits or recapitalizations). Additionally, for a period of three (3) years from the closing of the acquisition, if CardReady fails for a period of thirty (30) consecutive business days to maintain a relationship with a back-end processor and a bank, then we have the right, but not the obligation, to "put" the CardReady Shares back to MBB for consideration equal to the SSFS Shares (as adjusted for any stock splits or recapitalizations).

     MBB is owned and controlled by Brandon Becker, who is a former director of SSFS, and Martin Becker and Sid Rosenblatt, each of which is the spouse of a director of SSFS.

     Also on April 29, 2002, we exercised our rights under the Option to purchase all of MBB's interest in CardReady in exchange for the issuance of the SSFS Shares.

     At the time the Restated LOI was executed it was anticipated the transaction would close within one hundred twenty (120) days. However, our due diligence has resulted in a delay as a result of, including, but not limited to, obtaining audited financials from CardReady. As a result it is now anticipated that the acquisition will occur sometime in the latter part of 2003, providing the Company has sufficient funds to complete the required audits of CardReady.

Other  Businesses

     Our management team intends to pursue the acquisition of other businesses to compliment the business of Single Source Electronic Transactions, Inc., and the acquisition of CardReady International, Inc. We have identified a number of opportunities, and are in very early discussions with potential acquisition candidates, but have not agreed to terms or entered into a letter of intent or similar agreement with any acquisition candidates.

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

     In January 2002, we formed a wholly-owned subsidiary, CardReady of New York, Inc. The subsidiary was created to operate as a corporate independent sales organization (ISO) for the purpose of developing merchant accounts and also for the purposes of recruiting and providing support services to other ISOs. In December 2002, due to lack of sales opportunities, the Board of Directors elected to dissolve CardReady of New York, Inc.

     We have no patents, trademarks, licenses, franchises, concessions, royal-ties or labor contracts.

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

     Although the electronic financial transaction industry is relatively new, it has generated a good deal of interest since it permits merchants to obtain prompt payment for their sales of goods and services at a relatively small price. As a result thereof, the business is very competitive and there are thousands of companies seeking to sell these services or to process these transactions. We believe that we have an edge over many of our competitors because we have an extremely wide variety of electronic transaction methods available to our customers and because we have the ability to offer what we believe to be among the lowest transaction processing fees in the United States through CardReady International, Inc. The diversity in transaction processing methods is important since we carry a wide variety of equipment and we will generally carry all of the different types of equipment a customer desires.

     We currently do not have any employees. Our officers and directors are not employees of the Company.

     Our web site is located at www.mysinglesource.com. Our toll free telephone number is (888) 262-1600.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

     We do not own any real estate or any other significant property. We currently lease a minimal amount of office space in a building owned by the spouse of one our directors, on a month-to-month, rent-free basis.

ITEM  3  -  LEGAL  PROCEEDINGS

     We have the following legal proceedings pending against us or our subsidiary:

     1. Eisen and Brown v. Becker et al, Los Angeles Superior Court Case No. SC067244. The case alleges that plaintiff's are entitled to a finder's fee in connection with the transaction wherein Single Source Financial Services Corporation acquired Single Source Electronic Transactions, Inc. Defendants have cross-complained against plaintiffs, claiming that they misrepresented the value of Single Source Electronic Transactions, Inc. Discovery is underway.

     2. Pacific Bell Directory v. Single Source Financial Services Cor-poration, et al, Los Angeles County Superior Court Case No. 02T01372. The case alleges that $23,029 is owing for yellow page advertising. The Company contends that it did not contract with Pacific Bell Directory, but instead that an unrelated business entity, Tax Debt Negotiators, Inc., may have contracted with Pacific Bell Directory. On October 15, 2002, the parties entered into a Notice of Conditional Settlement, which was filed with the Court. Under the terms of the Notice of Conditional Settlement, after Single Source has made certain payments to the plaintiffs, the parties stipulated that a dismissal will be filed with the Court dismissing the plaintiff's case against Single Source without prejudice.

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

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of our fiscal year ended October 31, 2002.

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

                                               BID PRICE
PERIOD                                      HIGH        LOW
----------------------------------------    ---------------

Fiscal Year 2001
(September 17, 2001 to October 31, 2001)    $ 0.63   $ 0.07

Fiscal Year 2002
(November 1, 2001 to October  31, 2002)     $ 1.22   $ 0.01

Fiscal Year 2003
(November 1, 2002 to January 22, 2003)      $ 0.03   $0.008

HOLDERS

     As of October 31, 2002 there were approximately 1,475 holders of record of the common stock. As of January 22, 2003, there were approximately 1,482 holders of record of the common stock.

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

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     1.     CAUTION  REGARDING  FORWARD-LOOKING  INFORMATION

     Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing govern-ment regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

     The Company is focused on building a revenue stream from new merchant accounts and from sharing processing revenues from those accounts with CardReady International, Inc., a company that Single Source has an option to purchase.

     There can be no assurances, however, that the Company will be successful in building a revenue stream. Management anticipates that the Company will continue to operate at a loss for the next fiscal year, and will have to fund operations through the sale of its stock in private placements, and/or from borrowing.

     Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

     2.     QUALIFIED  REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

     Our independent accountant has qualified his report, stating that the audited financial statements of Single Source Financial Services Corporation for the annual period ending October 31, 2002 have been prepared assuming the Company will continue as a going concern. They note that the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

     3.     CRITICAL  ACCOUNTING  ISSUES

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

DISCONTINUED  OPERATIONS

     As indicated on November 7, 2000, the Company acquired Single Source Electronic Transactions, Inc., which was accounted for as a reverse acquisition. In August 2001, a dispute arose between the Company and the seller of SSET and in settlement, the Seller was permitted to keep the assets of SSET and the historical and then recurring residual stream. After this settlement we continued to pay the ongoing operational expenses of SSET, such as its rent, and invested additional money in an attempt to generate a new revenue stream through new business. This attempt proved unsuccessful and we abandoned SSET's business plan. As a result of this abandonment our auditor categorized SSET as a discontinued operation. A summary of the activity of the Company's discontinued operations is reflected in footnote 12 to the accompanying financial statements.

     The accompanying financial statements reflect the activity of SSET for the years ended October 31, 2002 and October 31, 2001. Revenues from discontinued operations were $33,049 for the year ended October 31, 2002, compared to $965,191 for the same period a year earlier. Revenues declined significantly in the year ended October 31, 2002 due to the settlement of the SSET dispute, and the corresponding loss of a great majority of SSET's residual revenue stream.
All revenues for the year ended October 31, 2002 were as a result of the residual revenue stream from SSET that we maintained after the SSET settlement. The cost of revenue for discontinued operations for the year ended October 31, 2002 were $19,547, compared to $214,464 for the same period a year earlier. This resulted in a gross profit from discontinued operations of $13,502 for the year ended October 31, 2002, compared to $750,727 for the year ended October 31, 2001. This decrease in gross profit was a result of the SSET settlement and the loss of the residual revenue stream. For the year ended October 31, 2002, net losses from discontinued operations of the Company equaled $619,808, compared to $1,044,903 from the same period one year earlier. The net loss for the year ended October 31, 2002 was mainly a result of the Company investing additional money in SSET in an attempt to generate new business through SSET. The Company stopped making additional investments in or about March 2002.

     Through the entire period that the Company operated SSET, it operated at a loss, and there can be no assurance that this trend would have changed if the Company continued operating it.

CONTINUING  OPERATIONS

RESULTS  OF  REVENUE

Revenue

     Revenues from continuing operations for the fiscal year ended October 31, 2002 were $0, compared to revenues of $89,180 for the period ended October 31, 2001.

     The decrease in revenues is as a result of the transfer of the residual income stream of SSET being diverted to a third party in settlement of a dispute and as a result of SSET's remaining revenue being categorized as revenues to discontinued operations. Management of the Company has re-focused the Company on building a new revenue stream from new merchant accounts and from sharing processing revenues from those accounts with CardReady International, Inc., a company that Single Source has an option to purchase.

Cost  of  Revenue

     Cost of revenue from continuing operations was $0 for the fiscal year ended October 31, 2002, as compared to $39,349 for the same period one year earlier. Since the Company did not have any revenue for the year ended October 31, 2002, there was no cost of revenue.

Gross  Profit

     The gross profit from continuing operations for the year ended October 31, 2002 was $0, compared to $49,831 for the same period one year earlier. Since the Company did not have any revenue for the year ended October 31, 2002, there was no gross profit.

Selling,  General  and  Administrative

     The expenses for fiscal year ended October 31, 2002 were $74,743. Our expenses decreased by $226,310, down 75% (from $301,053 to $74,743) during the fiscal year ended October 31, 2002, compared to the same period in 2002. Our expenses were made up primarily of general overhead. The large decrease is due to the fact our operations slowed down and the fact SSET is categorized as a discontinued operation.

Net  Losses

     The Company had a net loss of $676,062 for the year ended October 31, 2002, as compared to $1,322,581 for the fiscal year ended October 31, 2001. The loss for the year ended October 31, 2002 consisted primarily of a $619,808 loss from the operations of Single Source Electronic Transactions, Inc., which is a discontinued operation. As discussed above, during the fiscal year ended
October 31, 2002, the Company transferred certain of the residual stream of merchant accounts to the former owner of SSET. In addition to this transaction, the Company abandoned certain office equipment and other assets.

LIQUIDITY  AND  CAPITAL  REQUIREMENTS

     As of October 31, 2002, the Company had cash of $2,368, and total current assets of $332,865. Total assets were $370,466.

     The Company's current liabilities were $650,913 as of October 31, 2002, and total liabilities were $2,052,627. The total liabilities consisted primarily of long-term debt of $1,361,351, which are a result of advances from related parties.

ITEM  7  -  FINANCIAL  STATEMENTS

     Index  to  Consolidated  Financial  Statements

     Single  Source  Financial  Services  Corporation

     Report  of  Jonathon  P.  Reuben,  CPA                                  F-1

     Consolidated  Balance  Sheets  as  of  October  31,  2002               F-2

     Consolidated  Statements  of  Operations  for  the  years  ended
     October  31,  2002  and  2001                                           F-3

     Consolidated  Statements  of  Stockholder's  Equity  for  years
     ended October  31,  2002  and  2001                                     F-4

     Consolidated  Statements  of  Cash  Flows  for  the  years  ended
     October  31,  2002  and  2001                                           F-5

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

     None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors  and  Executive  Officers
-----------------------------------

     The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name               Age  Position
-----------------  ---  ------------------------------------------------------------
Arnold F. Sock. .   49  President and Director (July 2000)
Harry L. Wilson .   58  Secretary, Chief Financial Officer, and Director (July 2000)
Pamela Becker . .   56  Director (July 2000)
Arlene Rosenblatt   66  Director (July 2000)


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

     Prior to becoming President of Single Source Financial Services Cor-poration, Mr. Sock was a Director and President of Internet Business's International, Inc., a publicly traded company (OTCBB: IBUI) from November 1998 through August 1999. Prior to that Mr. Sock was Director of Operations for Commercial Ventures, Inc., a real estate investment company from September 1997 to September 1998. For the four years prior to that Mr. Sock provided business consulting services to a wide variety of businesses.

     Mr. Sock teaches real estate law for the Construction Management Cer-tificate program at California State University at Dominquez Hills as an Adjunct Professor. Mr. Sock has an Associate in Science degree in Business Administration and a Bachelor of Science degree in Accounting from Roger Williams University, a Juris Doctorate degree from the University of West Los Angeles School of Law and a Master of Laws in Taxation from Golden Gate
University  Law  School.  Mr.  Sock  is  a  member  of the California State Bar.

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

Board  Meetings  and  Committees
--------------------------------

     During the fiscal year ended October 31, 2002, the Board of Directors met on one occasion and took written action on numerous other occasions. The written actions were by unanimous consent.

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

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth, as of January 22, 2003, certain information with respect to the Company=s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company=s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

                Name and Address of          Amount and Nature of  Percent
Title of Class  Beneficial Owner (1)         Beneficial Ownership  of Class (2)
--------------  ---------------------------  --------------------  ------------

Common
Stock. . . . .  Arnold F. Sock                          5,687,500          9.0%

Common
Stock. . . . .  Harry L. Wilson                         1,016,924          1.6%

Common
Stock. . . . .  Pamela Becker                           3,742,132          6.0%

Common
Stock. . . . .  Arlene Rosenblatt                       5,742,132          9.9%

                Kendra Becker (3)
Common          12166 Sunset Blvd.
Stock. . . . .  Los Angeles, CA  90049                  3,672,684          5.8%

                Julie Rosenblatt (4)
Common          247 Bay Street
Stock. . . . .  Santa Monica, CA  90405                 3,672,688          5.8%

                Brandon Becker
Common          12166 Sunset Boulevard
Stock. . . . .  Los Angeles, CA 90049                   9,414,816         15.0%

                All Officers and Directors
                as a Group (4 Persons)                 16,188,688         25.7%

     (1) Unless noted otherwise, the address of each shareholder is c/o Single Source Financial Services Corporation, 121 North San Vicente Boulevard, Beverly Hills, CA 90211.

     (2)  Based  on  62,886,453  shares  outstanding  as  of  January  22, 2003.

     (3)  Kendra  Becker  is  the  daughter  of  Pamela  Becker.

     (4)  Julie  Rosenblatt  is  the  daughter  of  Arlene  Rosenblatt.

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

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Certain  Relationships  and  Related  Transactions
--------------------------------------------------

Single  Source  Electronic  Transactions,  Inc.

     On November 7, 2000, we purchased 100% of the issued and outstanding stock of Single Source Electronic Transactions, Inc. for 10,012,500 shares of our restricted common stock. For accounting purposes, this transaction is viewed as a reverse acquisition of us by Single Source Electronic Transactions, Inc. The acquisition was made in order to permit us to acquire the business of Single Source Electronic Transactions, Inc. The 10,012,500 shares of our common stock were then distributed to the shareholders of Single Source Electronic Transactions, Inc. on a pro rata basis.

     In this regard, it should be noted that Brandon Becker, Kendra Becker, Martin Becker, and Pamela Becker are immediate family members of each other. It should also be noted that Sid Rosenblatt, Julie Rosenblatt and Arlene Rosenblatt are immediate family members of each other. Finally, Arnold F. Sock, Esq., Michael Sock, and Leona Sock are also immediate family members of each other.

CardReady  International,  Inc.

     On November 29, 2001, we signed a binding letter of intent (the "LOI") with MBBRAMAR, INC., a California corporation ("MBB") which included an irrevocable option (the "Option") to acquire from MBB all of MBB's shares of common stock of CardReady International, Inc., a California corporation ("CardReady"), owned at the time of exercise of the Option (the "CardReady Shares"). Currently, MBB owns over 96% of the outstanding common stock of CardReady.

     On April 29, 2002, we, together with MBB and CardReady, entered into a First Restated Letter of Intent (the "Restated LOI") which modified the terms and conditions of the original LOI.

     Under the terms of the Restated LOI, we may, at any time during the eighteen (18) months following the date of execution (the "Option Period"), and upon thirty (30) days written notice (unless extended because of the requirements of the Securities and Exchange Commission or the corporate laws of the State of New York, including the need to obtain shareholder approval), acquire all of the MBB-owned CardReady Shares from MBB. The purchase price to be paid for the CardReady Shares will be four million (4,000,000) shares of our common stock (the "SSFS Shares"). As additional consideration for the grant of the Option, we agreed to loan to CardReady up to the sum of $500,000, payable in traunches as agreed between the parties, bearing no interest and repayable in a balloon payment at the end of three (3) years from the date of the Restated LOI.

     The Restated LOI contains certain unwinding provisions. For a period of three (3) years from the closing of the acquisition, if the closing bid price of our common stock as quoted on its primary exchange is less than $1.00 per share for thirty (30) consecutive trading days, or if our common stock is not listed for trading on any public exchange for a period of thirty (30) consecutive trading days, or if the trading volume of our common stock on its primary exchange is less than 250,000 shares per month for three (3) consecutive full-calendar months, then MBB shall have the right, but not the obligation, to purchase the CardReady Shares back from us for consideration equal to the SSFS Shares (as adjusted for any stock splits or recapitalizations). Additionally, for a period of three (3) years from the closing of the acquisition, if CardReady fails for a period of thirty (30) consecutive business days to maintain a relationship with a back-end processor and a bank, then we have the right, but not the obligation, to "put" the CardReady Shares back to MBB for consideration equal to the SSFS Shares (as adjusted for any stock splits or recapitalizations).

     MBB is owned and controlled by Brandon Becker, who is a former director of SSFS, and Martin Becker and Sid Rosenblatt, each of which is the spouse of a director of SSFS.

     Also on April 29, 2002, we exercised our rights under the Option to purchase all of MBB's interest in CardReady in exchange for the issuance of the SSFS Shares.

     At the time the Restated LOI was executed it was anticipated the transaction would close within one hundred twenty (120) days. However, our due diligence has resulted in a delay as a result of, including, but not limited to, obtaining audited financials from CardReady. As a result it is now anticipated that the acquisition will occur sometime in the latter part of 2003, providing the Company has sufficient funds to complete the required audits of CardReady.

Other  Related  Party  Transactions

     a) On September 20, 2000, Single Source Electronic Transactions, Inc. received two photocopiers from Venture Capital Investments Group, Inc. by assuming the leases on the equipment. The first lease is payable in monthly installments of $152, with the final installment due in June 2005. The second lease was payable in monthly installments of $167, with the final installment due in April 2001.

     b) During 2000, Single Source Electronic Transactions, Inc. operations were partially funded through advances made by BAAMS, Inc., a Nevada cor-poration, an affiliate. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become fully due and payable in a balloon payment on April 1, 2006.

     On October 31, 2000, the Company sold to BAAMS, Inc., all of its interest in residuals earned currently and in the future on all customer accounts in existence at the time of sale for $426,000. Under the terms of the sale, the loan balance owed to BAAMS, Inc. was reduced by the sales price. The balance of the loan as of October 31, 2002, amounted to $1,179,315.85, which consisted of $1,015,281.03 in advances and $164,034.82 in accrued interest.

     c) Over the past several years, Arnold F. Sock, our President and a Director, has loaned money to both the Company and SSET. As of October 31, 2002, the Company owes Mr. Sock a total of $4,057.65, consisting of $4,000 in principal and $57.65 in interest. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become fully due and payable in a balloon payment on April 1, 2006.

     As of October 31, 2002, the Company owes Mr. Sock a total of $40,683.57 for loans to SSET, consisting of $34,931.00 in principal and $5,752.57 in accrued interest. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become fully due and payable in a balloon payment on April 1, 2006.

     d) As of October 31, 2002, the Company owes BMS, a partnership which includes certain spouses of officers and directors of the Company, a total of $85,952.62, consisting of $78,200.00 in principal and $7,752.62 in accrued interest, for loans to the Company. The principal balance and accrued interest become fully due and payable in a balloon payment on April 1, 2006.

     e) As of October 31, 2002, the Company owes Debt Alliance Services Corporation, a corporation owned by an officer and director of the Company, for loans to the Company, a total of $52,347.46, consisting of $50,000 in principal and $2,347.46 in accrued interest. The Company also owes Debt Alliance Services Corporation, for loans to SSET, a total of $35,626.84, which consists of $33,000 in principal, and $2,626.84 in accrued interest. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become fully due and payable in a balloon payment on April 1, 2006.

     f) As of October 31, 2002, the Company owes Debt Negotiators, Inc., a corporation owned by an officer and director of the Company, for loans to the Company, a total of $10,537.79, consisting of $10,000 in principal and $537.79 in accrued interest. The Company also owes Debt Alliance Services Corporation, for loans to SSET, a total of $5,347.04, which consists of $5,000 in principal, and $347.04 in accrued interest. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become fully due and payable in a balloon payment on April 1, 2006.

     g) Since August 2001, West Side Commercial Investments, LLC, an entity owned by spouses of officers and directors of the Company, has loaned the Company $20,000. As of October 31, 2002, the Company owes West Side $20,653.08, which consists of $20,000 in principal and $653.08 in accrued interest. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become fully due and payable in a balloon payment on April 1, 2006.

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)     EXHIBITS


     EXHIBIT  NO.         DESCRIPTION
     ------------         -----------

     3.1(1) Certificate of Incorporation, as amended, of the Registrant.

     3.2(1)               Bylaws  of  the  Registrant
__________
     (1) Incorporated by reference from Registrant's Registration Statement on Form SB-2 filed with the Commission on November 22, 2000.

     (B)     REPORTS  ON  FORM  8-K

     None.

ITEM  14  -  CONTROLS  AND  PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of The Securities Act of 1993, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                    SINGLE SOURCE FINANCIAL SERVICES CORPORATION


Dated:  March  10,  2003                         By:  /s/ Arnold F. Sock
                                                      --------------------------
                                                      Arnold F. Sock
                                                      President and Director


     In accordance with The Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated:  March  10, 2003                          By:  /s/ Harry L. Wilson
                                                      --------------------------
                                                      Harry L. Wilson
                                                      Secretary, Chief Financial
                                                      Officer,
                                                                    and Director


Dated:  March  10,  2003                         By:  /s/  Pamela Becker
                                                      --------------------------
                                                      Pamela Becker
                                                      Director


Dated:  March  10,  2003                         By:  /s/ Arlene Rosenblatt
                                                      --------------------------
                                                      Arlene Rosenblatt
                                                      Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Arnold F. Sock, Chief Executive Officer of the registrant, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Single Source Financial Services Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

          (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     March  10,  2003

/s/  Arnold  F.  Sock
-------------------------
Arnold  F.  Sock
Chief  Executive  Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Harry L. Wilson, Chief Financial Officer of the registrant, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Single Source Financial Services Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

          (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     March  10,  2003

/s/  Harry  L.  Wilson
----------------------------
Harry  L.  Wilson
Chief  Financial  Officer

                SINGLE SOURCE FINANCIAL SERVICES CORPORATION
                           FINANCIAL STATEMENTS

                                 CONTENTS
                                                                            PAGE

     Single  Source  Financial  Services  Corporation

     Report  of  Jonathon  P.  Reuben,  CPA                                  F-1

     Consolidated  Balance  Sheets  as  of  October  31,  2002               F-2

     Consolidated  Statements  of  Operations  for  the  years  ended
     October  31,  2002  and  2001                                           F-3

     Consolidated  Statements  of  Stockholder's  Equity  for  years
     ended October  31,  2002  and  2001                                     F-4

     Consolidated  Statements  of  Cash  Flows  for  the  years  ended
     October  31,  2002  and  2001                                           F-5

     Notes  to  the  Consolidated  Financial  Statements                     F-7

                          Independent Auditor's Report


Board  of  Directors
Single  Source  Financial  Services  Corporation
Los  Angeles,  California

I have audited the accompanying consolidated balance sheet of Single Source Financial Services Corporation as of October 31, 2002 and the related consolidated statements of operations, cash flows, and stockholders' equity, for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for our opinion.

In my opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Single Source Financial Services Corporation as of October 31, 2002, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discuss in Note 16 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about the its ability to continue as a going concern. Management's plans regarding those matters also are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jonathon  P.  Reuben,  C.P.A.
An  Accountancy  Corporation
Torrance.  California
February  18,  2003


SINGLE  SOURCE  FINANCIAL  SERVICES  CORP
CONSOLIDATED  BALANCE  SHEET
----------------------------

                                                                       OCTOBER 31,
                                                                          2002
                                                                      ------------

  ASSETS

    CURRENT ASSETS
      Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $     2,368
      Trade receivable . . . . . . . . . . . . . . . . . . . . . . .          185
      Loans receivable - related party . . . . . . . . . . . . . . .      329,000
      Loans receivable - other . . . . . . . . . . . . . . . . . . .        1,312
                                                                      ------------
        TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . .      332,865
                                                                      ------------

    PROPERTY AND EQUIPMENT
      Furniture. . . . . . . . . . . . . . . . . . . . . . . . . . .          992
      Office equipment . . . . . . . . . . . . . . . . . . . . . . .       12,656
                                                                      ------------
                                                                           13,648
      Accumulated depreciation . . . . . . . . . . . . . . . . . . .       (4,969)
                                                                      ------------
                                                                            8,679
                                                                      ------------

    OTHER ASSETS
      Note Receivable - long-term. . . . . . . . . . . . . . . . . .       28,922
                                                                      ------------

           TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $   370,466
                                                                      ============


  LIABILITIES AND STOCKHOLDERS'   (DEFICIT)

    CURRENT LIABILITIES
      Income taxes payable . . . . . . . . . . . . . . . . . . . . .  $     1,600
      Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .       46,122
      Current portion of debt relating to discontinued
          operations . . . . . . . . . . . . . . . . . . . . . . . .       83,028
      Loan payable - other . . . . . . . . . . . . . . . . . . . . .      424,000
      Current portion - long-term debt due related party . . . . . .       96,163
                                                                      ------------

        TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . .      650,913


    Portion of long term debt  relating to discontinued
      operations . . . . . . . . . . . . . . . . . . . . . . . . . .       40,363
    Long term debt  due to related parties . . . . . . . . . . . . .    1,361,351
                                                                      ------------

        TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . .    2,052,627
                                                                      ------------

    STOCKHOLDERS' (DEFICIT)
      Common Stock, par value $.001, authorized 100,000,000 shares,
        issued and outstanding 59,743,993. . . . . . . . . . . . . .       59,744
      Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .      400,911
      Retained (Deficit) . . . . . . . . . . . . . . . . . . . . . .   (2,142,816)
                                                                      ------------

        TOTAL STOCKHOLDERS'  (DEFICIT) . . . . . . . . . . . . . . .   (1,682,161)
                                                                      ------------

           TOTAL LIABILITIES AND STOCKHOLDERS'  (DEFICIT). . . . . .  $   370,466
                                                                      ============

See accompanying notes.

SINGLE SOURCE FINANCIAL SERVICES CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------

                                                                                FOR THE YEAR ENDED
                                                                                    OCTOBER 31
                                                                     ---------------------------------------
                                                                             2002                2001

  Revenues                                                           $                -   $         89,180
  Cost of revenues                                                                    -            (39,349)
                                                                     -------------------  -----------------
      Gross profit                                                                    -             49,831


  Selling, general, and administrative expenses                                 (74,743)          (301,053)


    Net (loss) from operations                                                  (74,743)          (251,222)

    Other income (expenses)
      Interest income                                                             1,834                465
      Interest expense                                                                -            (23,869)
                                                                     -------------------

        (Loss) before income taxes                                              (72,909)          (274,626)

        Provision for income tax                                                      -               (800)
                                                                     -------------------  -----------------

        (Loss) from continuing operations                            $          (72,909)  $       (275,426)
                                                                     -------------------  -----------------

        Discontinued operations
          Loss from operations of Single Source
            Electronic Transactions, Inc. operations                           (619,808)        (1,044,903)

          Loss from disposal of Single Source Electronic                              -
            Electronic Transactions, Inc. assets                                 (5,338)            (2,252)
                                                                     -------------------  -----------------
                                                                               (625,146)        (1,047,155)
                                                                                          -----------------

        (Loss) before extraordinary items                                      (698,055)        (1,322,581)

          Extraordinary item - gain on extenguishment of debt                    21,993                  -
                                                                     -------------------  -----------------

              Net loss                                               $         (676,062)  $     (1,322,581)
                                                                     ===================  =================

              Basic (Loss) Per Share
                Continued operations . . . . . . . . . . . . .       $ *                  $          (0.01)
                Discontinued operatiions                                          (0.01)             (0.03)
                                                                     -------------------  -----------------
                                                                                  (0.01)             (0.04)
                 Extraodinary gain . . . . . . . . . . . . . .         *                                 -
                                                                     -------------------  -----------------
                                                                                  (0.01)  $          (0.04)
                                                                     ===================  =================


              Weighted average shares outstanding                            58,735,037         47,906,246
                                                                     ===================  =================

              * Less the $.(.01) loss per share

See accompanying notes.


SINGLE SOURCE FINANCIAL SERVICES CORP
STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                             ADDITIONAL
                                                       COMMON STOCK          PAID-IN       RETAINED
                                                  SHARES        AMOUNT       CAPITAL       DEFICIT
                                                  ------------  -----------  ------------  ---------------

           BALANCE - OCTOBER 31, 2000. . . . . .    47,380,493  $    47,380  $          -        (143,903)

    Shares issued for services . . . . . . . . .    10,100,000       10,100       116,150               -
    Net loss for the year ended October 31, 2001             -            -             -      (1,322,851)
                                                  ------------  -----------  ------------  ---------------

           BALANCE - OCTOBER 31, 2001. . . . . .    57,480,493       57,480       116,150      (1,466,754)

    Shares issued for services . . . . . . . . .     2,263,500        2,264       277,261               -
    Contributed office rent. . . . . . . . . . .             -            -         7,500
    Net loss for the year ended October 31, 2002             -            -             -        (676,062)
                                                  ------------  -----------  ------------  ---------------

           BALANCE - OCTOBER 31, 2002. . . . . .    59,743,993  $    59,744  $    400,911  $   (2,142,816)
                                                  ============  ===========  ============  ===============

See accompanying notes.


SINGLE SOURCE FINANCIAL SERVICES CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FOR THE YEAR
                                                                           ENDED
                                                                        OCTOBER 31,
                                                                  2002               2001
                                                            ----------------  -----------------

  CASH FLOWS FROM OPERATING ACTIVITIES
                                                            $      (676,062)  $     (1,322,851)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization. . . . . . . . . . .            2,743              3,341
        Contributed rent . . . . . . . . . . . . . . . . .            7,500                  -
        Interest income. . . . . . . . . . . . . . . . . .           (1,834)            (1,778)
        Interest expense . . . . . . . . . . . . . . . . .          107,530             68,430
        Bad debt . . . . . . . . . . . . . . . . . . . . .                -              9,750
        Common stock issued for services . . . . . . . . .          279,525            126,250
        Loss on abandonment of leasehold improvements. . .            5,338                  -
        (Increase) Decrease in Assets
          (Increase) decrease in trade receivable. . . . .              115               (300)
          (Increase) decrease in inventories . . . . . . .           23,212             18,985
          (Increase) decrease in deposits and other assets                -              6,938
        Increase (Decrease) in Liabilities
          Increase (decrease) in bank overdraft. . . . . .          (14,066)            (3,631)
          Increase (decrease) in income tax payable. . . .                -                800
          Increase (decrease) in accounts payable. . . . .           66,138             23,942
          Increase (decrease) in accrued payroll . . . . .                -             (7,122)
                                                            ----------------  -----------------

        NET CASH USED IN OPERATING ACTIVITIES. . . . . . .         (199,861)        (1,077,246)
                                                            ----------------  -----------------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Advances to Card Ready International, Inc. . . . . . .         (259,000)           (70,000)
    Advances to employees. . . . . . . . . . . . . . . . .                -             (1,200)
    Equipment acquisition. . . . . . . . . . . . . . . . .           (3,062)            (6,919)
                                                            ----------------  -----------------


        NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES .         (262,062)           (78,119)
                                                            ----------------  -----------------


  CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from related parties. . . . . . . . . . . . .          133,000          1,204,235
    Advances from others . . . . . . . . . . . . . . . . .          344,000                  -
    Repayments on related party loans. . . . . . . . . . .          (15,100)           (53,323)

        NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . .          461,900          1,150,912
                                                            ----------------  -----------------

        NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS. . . . . . . . . . . . . . . . . . .              (23)            (4,453)

        BEGINNING BALANCE - CASH AND CASH EQUIVALENTS. . .            2,391              6,844
                                                            ----------------  -----------------

        ENDING BALANCE - CASH AND CASH EQUIVALENTS . . . .  $         2,368   $          2,391
                                                            ================  =================

See accompanying notes.


SINGLE SOURCE FINANCIAL SERVICES CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS


SUPPLEMENTAL INFORMATION:

CASH PAID FOR:
                                        FOR THE YEAR
                                            ENDED
                                         OCTOBER 31,
                                        2002    2001
                                       ------  ------

          Interest Expense. . . . . .  $  560  $   60

          Income Taxes. . . . . . . .  $    -  $    -

See accompanying notes.

SINGLE SOURCE FINANCIAL SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  ORGANIZATION

Single Source Financial Services Corporation. (the "Company") was incorporated in New York on September 19, 1994 under the name Ream Printing Paper Corp. In November 2000, the Company acquired Single Source Electronic Transactions, Inc. ("SSET").

In August 2001, a dispute arose between the Company and the seller of SSET. Under the terms of the settlement, the seller received the historical residual stream generated on all sales made prior to July 31, 2001. For financial reporting purposes, the Company treated this transaction as a disposal of a business segment. (See Note 12)

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ACCOUNTS  RECEIVABLE
--------------------

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS
----------------------------------

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).

As of October 31, 2002, the Company did not establish any reserve for doubtful accounts.

PROPERTY  AND  EQUIPMENT
------------------------

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

Single Source Financial Services Corporation depreciates its property and equipment as follows:

Financial  statement  reporting  -  straight  line  method  as  follows:

     Furniture  and  fixtures      5  years
     Computer  equipment           5  years
     Telephone  equipment          5  years

LONG-LIVED  ASSETS
------------------

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

NET  LOSS  PER  SHARE
---------------------

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS.

CASH  AND  CASH  EQUIVALENTS
----------------------------

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

ACCOUNTING  ESTIMATES
---------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

INCOME  TAXES
-------------

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

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------

Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instru-ments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2002. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

REVENUE  AND  COMMISSION  EXPENSE  RECOGNITION  -DISCONTINUED  OPERATIONS
-------------------------------------------------------------------------

Income from equipment sales was recognized after the buyer received its merchant and terminal identification numbers was approved for any applicable financing.

Income from residuals was recognized when the residual payment is actually received.

The Company recognized commissions owed upon the actual receipt of payment on the related sale.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The consolidated financial statements include the accounts of Single Source Financial Services Corporation and its wholly owned subsidiary Single Source Electronic Transactions, Inc.

All  material  inter-company  accounts  and  transactions  have been eliminated.

ADVERTISING
-----------

Single Source Financial Services Corporation and Single Source Electronic Transactions, Inc. expenses all advertising as incurred. For the years ended October 31, 2002 and 2001, the Companies charged to discontinued operations
$32,381  and  $60,895,  respectively.

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

The  FASB  recently  issued  the  following  statements:

     FASB  144  - Accounting for the Impairment or Disposal of Long-Lived Assets

     FASB  145  - Rescission  of  FASB  Statements 4, 44 and 64 and Amendment of
                  FASB 13
     FASB  146  - Accounting  for  Costs  Associated  with  Exit  or  Disposal
                  Activities
     FASB  147  - Acquisitions  of  Certain  Financial  Institutions
     FASB  148  - Accounting  for  Stock-Based  Compensation

These FASB statements did not have, or are not expected to have, a material impact on the Company's financial position and results of operations.

NOTE  3  -  NOTES  AND  LOANS  RECEIVABLE  -  OTHER

     a. In August 2000, The Company advanced to an employee $25,000, which is evidenced by a promissory note. The loan is assessed interest at an annual rate of 7%. The loan matures in July 2003, when the principal balance and accrued interest become fully due and payable. Interest accrued on this loan for the two years ended October 31, 2002 and 2001 was $1,750 and $1,750, respectively, which was credited to operations.

     b. On July 3, 2001, the Company advanced $1,200 to an employee. The loan is unsecured and is assessed interest at an annual rate of 7%. The loan matures on July 2, 2004, when all unpaid principal and accrued interest is fully due and payable. Interest accrued on this loan for the two years ended October 31, 2002 and 2001 was $84 and $28, respectively, which were credited to operations

NOTE  4  -LOANS  RECEIVABLE  -  RELATED  PARTY

On October 2002, the Company made total advances of $329,000 advance to Card Ready International, Inc. ("Card Ready") pursuant to a binding letter of intent under which the Company has agreed to advance up to $500,000 to Card Ready in incremental installments. Under the letter of intent, the Company has the irrevocable option to purchase Card Ready from MBBRAMAR, Inc. a corporation wholly owned by shareholders of the Company.

NOTE  5  -  PROPERTY  AND  EQUIPMENT

Depreciation charged to discontinued operations for the two years ended October 31, 2002 and 2001 amounted to $1600 and $220, respectively. Depreciation charged to continuing operations for the year ended October 31, 2002 and 2001, were $1,142 and $529, respectively.

NOTE  6.     PAYABLE  ON  CUSTOMER  LEASE  CHARGEBACKS

Pursuant to agreements with two leasing companies, the Company was obligated to assume the cost of leases entered into by its customers who subsequently defaulted under the terms of their respective leases. The total amount assumed under these agreements totaled $78,502, which was charged to discontinued operation in 2002. The remaining balance at October 31, 2002 totaled $61,806 and is payable in monthly installments without interest through December 2006 as follows:

          October  31,  2003       $21,443
          October  31,  2004        19,290
          October  31,  2005        18,215
          October  31,  2006         2,858
                                   -------
                                   $61,806
                                   =======

This obligation is included in the accompanying balance sheet and classified as debt relating to discontinued operations.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

     a) During 2001 and 2000, the Company's operations were partially funded through advances made by B.A.A.M.S., Inc., a corporation wholly owned by two shareholders. The amounts advanced are evidenced by various promissory notes and are assessed interest at an annual rate of 8%. Each note matures in thirty-six months from the date of advance.

          The balance of the loan as of October 31, 2002, amounted to $1,179,315, which consisted of principal of $1,015,280 and accrued interest of $164,035.

          The two shareholders of B.A.A.M.S. and their immediate family own approximately 70% of the Company's outstanding common stock.

          Interest charged to discontinued operations for the year ended October 31, 2001 and 2002 amounted to $42,650, and $89,952, respectively. Interest charged to continuing operations 2001 amounted $21,689.

     b) During 2002 and 2001, the Company received advances from its President in the amount of $38,931. The amounts advanced are evidenced by various promissory notes and are assessed interest at an annual rate of 8%. Each note matures in thirty-six months from the date of advance.

          The balance at October 31, 2002, amounted to $44,741, which consisted of principal of $38,931 and accrued interest of $5,810. Accrued interest of $1,911 and $3,156 were charged to discontinued operations in 2001 and 2002 respectively. Interest charged to continuing operations in 2001 amounted to $743, respectively.

     c) During 2002 and 2001, the Company received advances from four entities controlled by the Directors of the Company totaling $228,700. The amounts advanced are evidenced by various promissory notes and are assessed interest at an annual rate of 8%. Each note matures in thirty-six months from the date of advance. The balance of these notes including accrued interest as of October 31, 2002 amounted to $233,457. Accrued interest of $29 and $14,421 were charged to discontinued operations in 2001 and 2002, respectively. Interest charged to continuing operations in 2001 was $1,407, respectively.

     d) The Company has experienced losses for the years ended October 31, 2001 and 2000 of $ $676,062 and $1,322,851, respectively. The Company also has liabilities in excess of assets at October 31, 2002 totaling $1,706,813. Certain shareholders of the Company have committed to fund any shortfalls necessary to meet the Company's obligations for at least the next twelve months.

     e)   The  Company  operates  from the offices of Card Ready without charge.

          A schedule of maturities of long term indebtedness due related parties is as follows:

               October  31,  2003       $   96,163
               October  31,  2004        1,233,257
               October  31,  2005          128,094
                                        ----------
                                        $1,457,514
                                        ==========

NOTE  8  -  TROUBLED  DEBT  RESTRUCTURING

During 2002, the Company entered into agreements with five creditors to modify and reduce the obligations to them by the Company. The total amount due these five vendors of $37,713 was reduced to $15,720, resulting on a net gain of $21,993. Of the balance due, $2,584 was paid in 2002 and the remaining balance of $13,136 is payable in one monthly installment of $3,713, one monthly installment of $1,613, and ten monthly installments of $781.

NOTE  9  -  INCOME  TAXES

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.

Significant components of the Company's deferred tax assets are as follows at October 31, 2002:

               Net  operating  losses             $ 2,159,968
               Less  valuation  allowance          (2,159,968)
                                                  ------------
                    Net  deferred  tax  asset     $         -
                                                  ============

The valuation allowance increased approximately $693,000 in 2002 representing all of the net operating loss for the year ended October 31, 2002.

The allowance was provided for by the Company which reduced the tax benefits accrued for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize.

The Company has available at October 31, 2002 $2,159,968 of unused operating loss carryforwards that may be applied against future taxable income which expire in various years throughout 2022.

NOTE  10  -  LOAN  PAYABLE

In October 2001 and 2002, the Company received a total of $424,000 from an unrelated party. In exchange for the amounts received, the Company was to issue a number of convertible preferred shares. The terms of the loan and its subsequent repayment are currently under negotiations.

NOTE  11  -  CONTINGENCIES

During 2002, certain parties have filed suit against the Company for breach of contract and fraud in connection with services allegedly provided by these individuals. Damages demanded from the Company amount to $250,000. The Company cross-complained for breach of contract and other alleged actions, demanding an amount in excessive of the $250,000. Management believes that the Company will be successful in defending against the complaint and thus no amounts have been accrued in these financial statements.

NOTE  12  -  DISCONTINUED  OPERATIONS

     As indicated above, the Company transferred the residual stream of merchant accounts to the former owner of SSET. In addition to this transaction, the Company abandoned certain office equipment and other assets. The Company accounted for this transaction as a disposal of a segment ofitsoperations. Discontinued operations for the two years ended October 31, 202 and 2001, consist of the following:

SINGLE SOURCE FINANCIAL SERVICES. INC.
CONSOLIDATED STATEMENT OF OPERATIONS - DISCONTINUED OPERATIONS
---------------------------------------------------------------

                                                   FOR THE YEAR      FOR THE YEAR
                                                       ENDED             ENDED
                                                 OCTOBER 31, 2002  OCTOBER 31, 2001
-----------------------------------------------  ----------------  ----------------

  Revenues. . . . . . . . . . . . . . . . . . .           33,049           965,191
  Cost of revenues. . . . . . . . . . . . . . .          (19,547)         (214,464)
                                                 ----------------  ----------------
    Gross profit. . . . . . . . . . . . . . . .           13,502           750,727

  Selling, general, and administative expenses.         (525,220)       (1,752,353)
                                                 ----------------  ----------------

      Net Income (Loss) from operations . . . .         (511,718)       (1,001,626)

    Other income (expense)
      Interest income . . . . . . . . . . . . .                -             1,313
      Interest expense. . . . . . . . . . . . .         (108,090)          (44,590)
                                                 ----------------  ----------------

        Net Loss before income taxes. . . . . .         (619,808)       (1,044,903)

        Provision for income tax. . . . . . . .                -                 -
                                                 ----------------  ----------------

        Net Loss. . . . . . . . . . . . . . . .         (619,808)       (1,044,903)
                                                 ================  ================


NOTE  13  -  STOCKHOLDERS'  EQUITY

Common  Stock
-------------

The holders of the Company's common stock are entitled to one vote per share of common stock held.

Preferred  Stock
----------------

The holders of preferred stock have certain preferential rights over the holders of the Company's common shares. Dividend features or voting rights are at the descretion of the Board of Directors without the requirement of shareholder approval.

Issuances  Involving  Non-cash  Consideration
---------------------------------------------

All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable.

On December 14, 2001, the Company issued 313,500 shares of its common stock to various consultants. The shares were valued at $47,025.

On March 4, 2002, the Company issued 25,000 shares of its common stock in settlement of a lawsuit regarding alleged services rendered. The shares were valued at $7,500.

On April 24, 2002, the Company issued 1,500,000 shares of its common stock to various consultants. The shares were valued at $180,000. These shares were issued under the provisions of the Company's 2002 Omnibus Securities Plan (See
Note  14).

On May 14, 2002, the Company issued 125,000 shares of its common stock to various consultants. The shares were valued at $15,000. These shares were issued under the provisions of the Company's 2002 Omnibus Securities Plan (See Note 14)

On May 30, 2002, the Company issued 200,000 shares of its common stock to various consultants. The shares were valued at $24,000. These shares were issued under the provisions of the Company's 2002 Omnibus Securities Plan (See Note 14)

On June 11, 2002 the Company issued 100,000 shares of its common stock to a consultant. The shares were valued at $6,000. These shares were issued under the provisions of the Company's 2002 Omnibus Securities Plan (See Note 14)

NOTE  14  -  EMPLOYEE  STOCK  PLAN

On April 19, 2002, the Company formed the Single Source Financial Services Corporation 2002 Omnibus Securities Plan. Under the plan, the Company may grant options or issue stock to selected employees, directors, and consultants for up to 3,000,000 shares. The exercise price of each option is at the discretion of the Board of Directors but can not be less than 85% of the fair market value of a share at the date of grant (100% of fair market value for 10% shareholders). The vesting period of each option granted is also at the discretion of the Board of Directors, but each option granted shall vest at a rate of no less than 20% per year from date of grant. As of October 31, 2002, no options have been granted. However, the Company issued 1,925,000 shares of common stock to various consultants though the plan as discussed in Note 12 above. Following is a summary of the status of the plan as of October 31, 2002:

                                                 Weighted  Average
                                                  Exercise  Price
                                                ------------------

          Shares  Exercised       1,925,000          $     .13
                                 ==========             ------

NOTE  15  -  SUBSEQUENT  EVENTS

On December 18, 2002, the Company issued 1,000,000 shares of its common stock for consulting services. Also on December 18, 2002, the Company issued 650,000 shares to an unrelated third party in cancellation of indebtedness totaling $50,000.

On December 20, 2002, the Company issued 1,000,000 shares of its common stock for consulting services.

On January 10, 2003, the Company issued 287,300 shares of its common stock for consulting services.

NOTE  16  -  MANAGEMENT'S  DISCUSSION  ON  FUTURE  OPERATIONS

Since its inception, the Company has had recurring losses totaling $2,142,816. Significantly all of the losses have been funded by shareholder and officer loans. During 2002, the Company discontinued its business relating to the sales and leasing of electronic processing equipment to merchants, from which the majority of the Company's losses relate, thereby significantly reducing the Company's overhead. As discussed in Note 4, the Company has the irrevocable options to acquire Card Ready International, Inc., a going-concern, from shareholders of the Company, which it intends to exercise at some future date.

Management has been successful in negotiating the reduction of amounts due vendors and establishing new payments terms. Management plans on continuing to negotiate with other venders. Management also anticipates advancing funds to the Company on an as needed basis and also plans on seek new capital through stock and debt offerings.