Form 10QSB
period 2003-01-31
SINGLE SOURCE FINANCIAL SERVICES CORP
filed 2003-03-25
CIK 1128581

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 14, 2003, there were 62,681,293 shares of common stock issued and outstanding.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                            Yes _____     No    X   .
                                             --------

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

ITEM  1     FINANCIAL  STATEMENTS


SINGLE  SOURCE  FINANCIAL  SERVICES  CORP
CONSOLIDATED  BALANCE  SHEET



                                                                       JANUARY 31,
                                                                          2003
                                                                       -----------
                                                                       (UNAUDITED)

ASSETS

    CURRENT ASSETS
      Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $        234
      Loans receivable - related party . . . . . . . . . . . . . . .       307,000
      Loans receivable - other . . . . . . . . . . . . . . . . . . .        30,696
                                                                      -------------
        TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . .       337,930
                                                                      -------------

    PROPERTY AND EQUIPMENT
      Furniture. . . . . . . . . . . . . . . . . . . . . . . . . . .           992
      Office equipment . . . . . . . . . . . . . . . . . . . . . . .        12,656
                                                                      -------------
                                                                            13,648
      Accumulated depreciation . . . . . . . . . . . . . . . . . . .        (5,652)
                                                                      -------------
                                                                             7,996
                                                                      -------------

           TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $    345,926
                                                                      =============


  LIABILITIES AND STOCKHOLDERS'   (DEFICIT)

    CURRENT LIABILITIES
      Income taxes payable . . . . . . . . . . . . . . . . . . . . .  $      1,600
      Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .        33,646
      Current portion of debt relating to discontinued
          operations . . . . . . . . . . . . . . . . . . . . . . . .        76,931
      Loan payable - other . . . . . . . . . . . . . . . . . . . . .       424,000
                                                                      -------------

        TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . .       536,177


    Portion of long term debt  relating to discontinued
      operations . . . . . . . . . . . . . . . . . . . . . . . . . .        36,347
    Long term debt  due to related parties . . . . . . . . . . . . .     1,416,653
                                                                      -------------

        TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . .     1,989,177
                                                                      -------------

    STOCKHOLDERS' (DEFICIT)
      Common Stock, par value $.001, authorized 100,000,000 shares,
        issued and outstanding 62,681,293. . . . . . . . . . . . . .        62,681
      Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .       490,847
      Retained (Deficit) . . . . . . . . . . . . . . . . . . . . . .    (2,196,779)
                                                                      -------------

        TOTAL STOCKHOLDERS'  (DEFICIT) . . . . . . . . . . . . . . .    (1,643,251)
                                                                      -------------

           TOTAL LIABILITIES AND STOCKHOLDERS'  (DEFICIT). . . . . .  $    345,926
                                                                      =============


SINGLE  SOURCE  FINANCIAL  SERVICES  CORP
STATEMENTS  OF  CONSOLIDATED  OPERATIONS
-------------------------------------------------------------------------------------------------------------------------------


                                                                                                  FOR THE THREE MONTHS ENDED
                                                                                                          JANUARY 31,
                                                                                                  -----------------------------
                                                                                                       2003          2002
                                                                                                    UNAUDITED     UNAUDITED

Revenues                                                                                             $         -   $    13,095
Cost of revenues                                                                                               -        (6,332)
                                                                                                     ------------  ------------
              Gross profit                                                                                     -          6,763



  Selling, general, and administrative expenses                                                          (27,365)     (183,404)
                                                                                                     ------------  ------------

    Net loss from operations                                                                             (27,365)     (176,641)

    Other income (expenses)
      Income from office sublease                                                                              -        11,200
      Interest income                                                                                        463           436
      Interest expense                                                                                         -       (19,465)
                                                                                                     ------------  ------------

        Net Income (Loss) before income taxes                                                            (26,902)     (184,470)

        Provision for income tax                                                                               -          (900)
                                                                                                     ------------  ------------

        Net (Loss) from continuing operations                                                        $   (26,902)  $  (185,370)

        Discontinued operations
          Loss from operations of Single Source Electronics
            Transactions                                                                                 (27,061)            -
                                                                                                     ------------  ------------

              Net Loss                                                                               $   (53,963)
                                                                                                     ============

              Basic (Loss) Per Share
                 Continued operations. . . . . . . . . . . .                                         $     *       $         *
                 Discontinued operations . . . . . . . . . .                                               *                n/a
                                                                                                     ------------  ------------
                                                                                                     $. .  *                  *
                                                                                                     ============  ============


              Weighted average shares outstanding                                                     61,055,225    57,644,058
                                                                                                     ============  ============

              * Less then  $.(.01) loss per share





SINGLE SOURCE FINANCIAL SERVICES CORP
STATEMENTS OF CONSOLIDATED CASH FLOWS

-----------------------------------------------------------------------------------------------------


                                                                           FOR THE THREE MONTHS ENDED
                                                                                    JANUARY 31,
                                                                                  2003        2002
                                                                           --------------  ----------
                                                                               UNAUDITED  . UNAUDITED


  CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss). . . . . . . . . . . . . . . . . . . . . . .                   $  (53,963)  $(185,370)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization . . . . . . . . . . .                          682       1,019
        Interest income . . . . . . . . . . . . . . . . . .                         (463)       (436)
        Interest expense. . . . . . . . . . . . . . . . . .                       28,138      19,464
        Common stock issued for services. . . . . . . . . .                       22,873      47,025
        (Increase) Decrease in Assets
          (Increase) decrease in accounts receivable. . . .                          185      (3,431)
          (Increase) decrease in inventories. . . . . . . .                            -       6,425
          (Increase) decrease in deposits and other assets.                            -      (1,174)
        Increase (Decrease) in Liabilities
          Increase (decrease) in income tax payable . . . .                            -         900
          Increase (decrease) in accounts payable . . . . .                      (22,586)     29,852
          Increase (decrease) in accrued payroll. . . . . .                            -           -
          Increase (decrease) in other payables . . . . . .                            -     (14,066)
                                                                              -----------  ----------

        NET CASH USED IN OPERATING ACTIVITIES . . . . . . .                      (25,134)    (99,792)
                                                                              -----------  ----------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Advances to Card Ready International, Inc.. . . . . . .                            -    (151,500)
    Repayments from Card Ready. . . . . . . . . . . . . . .                       22,000.
    Equipment acquisition . . . . . . . . . . . . . . . . .                            -      (3,125)
                                                                              -----------  ----------

        NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES. .                       22,000    (154,625)
                                                                              -----------  ----------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Advances on related party loans . . . . . . . . . . . .                        1,000      41,400
    Repayment on related party loans. . . . . . . . . . . .                            -     (16,400)
    Advances from others. . . . . . . . . . . . . . . . . .                            -     234,000
                                                                              -----------  ----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . .                        1,000     259,000
                                                                              -----------  ----------

        NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS . . . . . . . . . . . . . . . . . . .                       (2,134)      4,583

        BEGINNING BALANCE - CASH AND CASH EQUIVALENTS . . .                        2,368       2,391
                                                                              -----------  ----------

        ENDING BALANCE - CASH AND CASH EQUIVALENTS. . . . .                   $      234   $   6,974
                                                                              ===========  ==========


SINGLE  SOURCE  FINANCIAL  SERVICES  CORP
STATEMENTS  OF  CONSOLIDATED  CASH  FLOWS  (CON'T)

-----------------------------------------------------------------------------------------------------------



SUPPLEMENTAL INFORMATION:


CASH PAID FOR:

                                                                     FOR THE THREE MONTHS ENDED
                                                                              JANUARY 31,
                                                                       2003                2002
                                                                   -------------------  ----------
                                                                     UNAUDITED           UNAUDITED


          Interest Expense. . . . . . . . . .                 .  $        133          $        -

          Income Taxes. . . . . . . . . . . . . . . . . . .      $          -          $        -


NON-CASH INVESTING AND FINANCING ACTIVITIES:

 During the quarter ended January 31, 2003, the Company issued 650,000 shares of its common stock to a creditor of certain third parties in consideration for the cancellation of $70,000 due by the Company to the related parties.

                  SINGLE SOURCE FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     PRESENTATION
     ------------

     The accompanying unaudited consolidated financial statements represented in accordance with the requirements for Form 10-QSB and article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Single Source Electronic Transactions, Inc.'s financial statements for the year ended October 31, 2002, contained in the Company's Form 10-KSB for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

     The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three-months ended January 31, 2003, are not necessarily indicative of the results that may be expected for the year.

     NATURE  OF  BUSINESS  AND  HISTORY  OF  COMPANY
     -----------------------------------------------

     Single Source Financial Services Corporation. (the "Company") was incorporated in New York on September 19, 1994 under the name Ream Printing Paper Corp. In November 2000, the Company acquired Single Source Electronic Transactions, Inc. ("SSET").

     Single Source Electronic Transactions, Inc. was in the business of selling equipment to merchants used in the electronically processing of payments derived from sales and assisting them in establishing merchant accounts with various financial institutions.

     In August 2001, a dispute arose between the Company and the seller of SSET. Under the terms of the settlement, the seller received the historical residual stream generated on all sales made prior to July 31, 2001. For financial reporting purposes, the Company treated this transaction as a disposal of a business segment.

     After the settlement, the Company continued in the same business and in 2002 discontinued its operations. During the quarter ended January 31, 2003, the Company had little activity.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Property  and  Equipment

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

NOTE  3  -  LOANS  RECEIVABLE  -  RELATED  PARTY

     During the quarter ended January 31, 2003, the Company received $22,000 from Card Ready International, Inc. ("Card Ready"). as repayment on prior years' advances. Pursuant to a binding letter of intent, the Company has agreed to advance up to $500,000 to Card Ready in incremental installments. Under the letter of intent, the Company has the irrevocable option to purchase Card Ready from MBBRAMAR, Inc. a corporation wholly owned by shareholders of the Company. The repayment of the $22,000 reduced the total advances made under this agreement to $307,000 at January 31, 2003.

NOTE  4  -  PROPERTY  AND  EQUIPMENT

     Depreciation charged to continuing operations for the three months ended January 31, 2003 and 2002, amounted to $682 and $1,019, respectively.

NOTE  5  -  PAYABLE  ON  CUSTOMER  LEASE  CHARGEBACKS

     Pursuant to agreements with two leasing companies, the Company was obligated to assume the cost of leases entered into by its customers who subsequently defaulted under the terms of their respective leases. The total amount assumed under these agreements totaled $78,502, which was charged to discontinued operation in 2002. The remaining balance at January 31, 2003 totaled $57,790. The amount of payments made against this obligation during the quarter ended January 31, 2003 amounted to $5,361.

     This obligation is included in the accompanying balance sheet and is in included in the classification debt relating to discontinued operations.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

     During the quarter ended January 31, 2003, the Company charged to discontinued operations, accrued interest due on related party loans totaling $28,138. During the quarter ended January 31, 2002, the Company charged to continuing operations accrued interest on the related party loans totaling $19,464.

     During the quarter ended January 31, 2003, the Company issued 650,000 shares of its common stock to a creditor who had lent two related parties funds that were part of the advances made to the Company during 2002. The 650,000 shares were issued in consideration for the cancellation of $70,000 of indebtedness due the related parties, and who in turn had their respective indebtedness canceled by the creditor.

     During the quarter ended January 31, 2003, the due date of all related party debt was extended an additional one year.

NOTE  7  -  ISSUANCES  INVOLVING  NON-CASH  CONSIDERATION

     All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable.

     On December 18, 2002, the Company issued 1,000,000 shares of its common stock in consideration for consulting services. The shares were valued at $10,000.

     As discussed above, on December 18, 2002 the Company issued 650,000 shares of its common stock to a creditor who had lent two related parties funds that were part of the advances made to the Company during 2002. The 650,000 shares were issued in consideration for the cancellation of $70,000 of indebtedness due the related parties, and who in turn had their respective indebtedness canceled by the creditor.

     On December 20, 2002, the Company issued 1,000,000 shares of its common stock in consideration for consulting services. The shares were valued at $10,000.

     On January 10, 2003 the Company issued a total of 287,300 shares of its common stock to two consultants for services rendered. The shares were valued at $2,873.

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

DISCONTINUED  OPERATIONS

     On November 7, 2000, the Company acquired Single Source Electronic Transactions, Inc., which was accounted for as a reverse acquisition. In August 2001, a dispute arose between the Company and the seller of SSET and in settlement, the Seller was permitted to keep the assets of SSET and the historical and then recurring residual stream. After this settlement we continued to pay the ongoing operational expenses of SSET, such as its rent, and invested additional money in an attempt to generate a new revenue stream through new business. This attempt proved unsuccessful and we abandoned SSET's business plan. As a result of this abandonment our auditor categorized SSET as a discontinued operation as of April 2002.

     The accompanying financial statements include activity related to SSET for the three months ended January 31, 2003 and January 31, 2002. For the three month period ended January 31, 2003, the Company had revenue from discontinued operations of approximately $1,736 and incurred a loss from discontinued operations of $27,061, including an expense charge of $28,138 as accrued interest due on related party loans relating to SSET. The Company charged $19,464 as accrued interest to continuing operations for these related party loans for the same period a year earlier.

QUALIFIED  REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

     Our independent accountant has qualified his report. They state that the audited financial statements of the Company for the period ending October 31, 2002 have been prepared assuming the company will continue as a going concern.
They note that the significant losses of our company as of October 31, 2002 raise substantial doubt about our ability to continue in business.

CONTINUING  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  JANUARY  31,  2003

RESULTS  OF  REVENUE

Revenue

     Revenues from continuing operations for the fiscal three months ended January 31, 2003 were $0, compared to revenues of $13,095 for the period ended
January  31,  2002.

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

Cost  of  Revenue


     Due to limited activity during the three months ended January 31, 2003, the Company did not incur any costs associated with its revenue, as compared to ($6,332) for the same period one year earlier.

Gross  Profit

     The gross profit from continuing operations for the year ended January 31, 2003 was $0, compared to $6,731 for the same period one year earlier. This decrease was due to the fact the Company transferred its SSET income stream to a third party in settlement of a dispute.

Selling,  General  and  Administrative

     Selling, general and administrative expenses for continuing operations were $27,365 for the quarter ended January 31, 2003. These expenses consisted of $12,873 in outside consulting expenses, accounting fees totaling $10,000, telephone expenses of $1,267, and other miscellaneous expenses of $3,225.

Net  Losses

     The Company had a net loss of $53,963 for the three months ended January 31, 2003, as compared to $185,370 for the same period a year earlier. The loss for the three months ended January 31, 2003 consisted primarily of a $27,061 loss from the operations of Single Source Electronic Transactions, Inc., which is a discontinued operation. The remaining $26,902 was the net loss from continuing operations for the three months ended January 31, 2003. The entire net loss from the three months ended January 31, 2002 was from continuing operations.

LIQUIDITY  AND  CAPITAL  REQUIREMENTS

     As of January 31, 2003, the Company had cash and cash equivalents of $234. During the three-month period, Accounts Payable was decreased by $422,586, no money was repaid on related party loans, and $27,716 was used in operations.

     The Company's current liabilities were $1,232,072 as of January 31, 2003, and total liabilities were $1,989,157. The total liabilities consisted of long-term debt owed to related parties of $720,738 and long term debt of $ 36,347, which relates to discontinued operations.

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

ITEM  3     CONTROLS  AND  PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

ITEM  2     CHANGES  IN  SECURITIES

     On December 18, 2002, the Company issued 1,000,000 shares of its common stock, restricted in accordance with Rule 144, to one individual for consulting services. The shares were valued at $10,000 and the issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was a sophisticated individual.

     On December 18, 2002 the Company issued 650,000 shares of its common stock, restricted in accordance with Rule 144, to a creditor who had lent two related parties funds that were part of the advances made to the Company during 2002. The 650,000 shares were issued in consideration for the cancellation of $70,000 of indebtedness due the related parties, and who in turn had their respective indebtedness canceled by the creditor. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was a sophisticated individual.

     On December 20, 2002, the Company issued 1,000,000 shares of its common stock, restricted in accordance with Rule 144, to one company in consideration of consulting services. The shares were valued at $10,000 and the issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was a sophisticated investor.

     On January 10, 2003 the Company issued a total of 37,300 shares of its common stock, restricted in accordance with Rule 144, to one individual for consulting services rendered. The shares were valued at $375 and the issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was a sophisticated individual.

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

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

             99.1  Chief  Executive  Officer Certification  Pursuant  to 18 USC,
             Section   1350,  as   Adopted  Pursuant  to  Section   906  of  the
             Sarbanes-Oxley  Act  of  2002.

             99.2  Chief  Financial  Officer Certification Pursuant  to 18  USC,
             Section  1350,  as  Adopted  Pursuant  to   Section  906   of   the
             Sarbanes-Oxley  Act  of  2002.

     (b)     Reports  on  Form  8-K

          None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  March  21,  2003                          /s/ Arnold  F.  Sock
                                                  ------------------------------
                                                  By:    Arnold  F.  Sock
                                                 Its:    President and  Director




Dated:  March  21,  2003                          /s/  Harry  L.  Wilson
                                                  ------------------------------
                                                  By:     Harry  L. Wilson
                                                  Its:    Secretary, Chief
                                                          Financial Officer,
                                                          and  Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Arnold F. Sock, Chief Executive Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Single Source Financial Services Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented   in  this  quarterly   report  our  conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

         (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     March  21,  2003
                                               /s/  Arnold  F.  Sock
                                              ---------------------------
                                              Arnold  F.  Sock
                                              Chief  Executive  Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Harry L. Wilson, Chief Financial Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Single Source Financial Services Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this   quarterly  report   our  conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

         (i)  all  significant  deficiencies  in  the  design  or  operation  of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     March  21,  2003
                                                 /s/  Harry  L.  Wilson
                                                -----------------------------
                                                Harry  L.  Wilson
                                                Chief  Financial  Officer