Form 10QSB
period 2003-04-30
SINGLE SOURCE FINANCIAL SERVICES CORP
filed 2003-06-23
CIK 1128581

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number O-33229

Single Source Financial Services Corporation
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-1576984 (I.R.S. Employer Identification No.)
11242 Playa Court Culver City, California (Address of principal executive offices)	90230 (Zip Code)

Registrant’s telephone number, including area code (888) 262-1600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No_____ .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes _____ No_____ .

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of June 10, 2003, there were 66,074,453 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes _____ No X ___.

SINGLE SOURCE FINANCIAL SERVICES CORPORATION

TABLE OF CONTENTS

PART I

Item 1	Financial Statements

Item 2	Management’s Discussion and Analysis or Plan of Operations

Item 3	Controls and Procedures

PART II

Item 1	Legal Proceedings

Item 2	Changes in Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits and Reports on Form 8-K

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1    Financial Statements

SINGLE SOURCE FINANCIAL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEET

April 30
2003

Unaudited
ASSETS

Current Assets
Cash and cash equivalents	$2,191
Loans receivable - related party	290,000
Receivables - other	31,157

Total Current Assets	323,348

Property and Equipment
Furniture	992
Office equipment	12,656

13,648
Less: Accumulated depreciation	(6,334)

7,314

Total Assets	$330,662

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Legal fees payable	$16,223
Accounting fees payable	6,254
Other payables	8,905
Income taxes payable	2,500
Current portion of debt relating to discontinued operations	85,020
Loans payable - other	424,000

Total Current Liabilities	542,902

Long-Term Debt
Portion of long-term debt relating to discontinued operations	30,987
Long-term debt due related parties	1,378,350

1,409,337

Total Liabilities	1,952,239

Stockholders' Equity (Deficit)
Common stock, par value $.001, authorized 100,000,000 shares,
issued and outstanding 65,869,293 shares at April 30, 2003	65,869
Paid-in capital	557,795
Accumulated (Deficit)	(2,245,241)

4

SINGLE SOURCE FINANCIAL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEET (Continued)

Total Stockholders' Equity (Deficit)	(1,621,577)

Total Liabilities and Stockholders' Equity (Deficit)	$330,662

SINSINGLE SOURCE FINANCIAL SERVICES CORPORATION
STATEMENTS OF CONSOLIDATED OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2003	2002	2003	2002

	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$-	$5,817	$-	$18,912
Cost of revenues	-	(1,933)	-	(8,265)

Gross profit	-	3,884	-	10,647

Selling, general, and administrative expenses	(24,166)	(265,374)	(51,531)	(448,778)

Net loss from operations	(24,166)	(261,490)	(51,531)	(438,131)

Other income (expenses)
Income from office sublease	-	2,400	-	13,600
Interest income	462	437	925	873
Interest expense	(1,650)	(31,226)	(1,650)	(50,691)

Net loss before income taxes	(25,354)	(289,879)	(52,256)	(474,349)

Provision for income tax	(900)	-	(900)	(900)

Net loss from continuing operations	(26,254)	(289,879)	(53,156)	(475,249)

Discontinued operations
Loss from operations of Single Source Electronics
Transactions	(22,208)	-	(49,269)	-

6

SINSINGLE SOURCE FINANCIAL SERVICES CORPORATION
STATEMENTS OF CONSOLIDATED OPERATIONS (Continued)

Net loss		(48,462)		(289,879)		(102,425)		(475,249)

Basic loss per share
Continued operations	$	*	$	*	$	*	$	*
Discontinued operations		*		*		*		*

	$	*	$	*	$	*	$	*

Weighted average shares outstanding		63,921,070		58,413,375		62,471,247		57,964,616

* Less than $ (.01) loss per share

SINGLE SOURCE FINANCIAL SERVICES CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS

	For the Six Months Ended
	April 30,
	2003	2002

	Unaudited	Unaudited

Cash Flows from Operating Activities
Net loss	$(102,425)	$(475,249)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Services rendered for common stock	22,873	282,025
Depreciation and amortization	1,365	2,097
Interest income	(925)	(873)
Interest expense	55,973	50,457
(Increase) Decrease in Assets
(Increase) decrease in receivables	185	(3,431)
Decrease in inventories	-	13,442
Increase (Decrease) in Liabilities
Increase in income taxes payable	900	100
Decrease in accounts payable	(22,123)	(15,622)

Net cash used in operating activities	(44,177)	(147,054)

Cash Flows from Investing Activities
Equipment acquisition	-	(4,299)
Advances to Card Ready International, Inc.	-	(270,000)
Repayments from Card Ready International, Inc.	39,000	-

Net cash provided (used) in investing activities	39,000	(274,299)

Cash Flows from Financing Activities
Advances on related party loans	5,000	91,400
Repayment on related party loans	-	(16,400)
Advances from others	-	344,000

Net cash provided by financing activities	5,000	419,000

8

SINGLE SOURCE FINANCIAL SERVICES CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS (Continued)

Net Decrease in Cash and Cash
Equivalents	(177)	(2,353)

Beginning Balance - Cash and Cash Equivalents	2,368	2,391

Ending Balance - Cash and Cash Equivalents	$2,191	$38

SINGLE SOURCE FINANCIAL SERVICES CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS

Supplemental Information:

Cash Paid For:

	For the Six Months Ended
	April 30,
	2003	2002

	Unaudited	Unaudited

Interest Expense	$-	$-

Income Taxes	$-	$800

Non-cash financing and investing activities:

In March 2003, the Company issued 3,188,000 shares of its restricted common stock to a shareholder of the Company and a creditor of
B.A.A.M.S., Inc. in exchange for the cancellation of $70,136 of indebtedness due B.A.A.M.S., Inc. by the Company.

SINGLE SOURCE FINANCIAL SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2003
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Presentation

The accompanying unaudited consolidated financial statements are represented in accordance with the requirements for Form 10-QSB and article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the ting policies, which have not significantly changed.

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three-months and six-months ended April 30, 2003 and April 30, 2002, are not necessarily indicative of the results that may be expected for the year.

Nature of Business and History of Company

Single Source Financial Services Corporation. (the "Company") was incorporated in New York on September 19, 1994 under the name Ream Printing Paper Corp. In November 2000, the Company acquired Single Source Electronic Transactions, Inc. (“SSET”).
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

The Company depreciates its property and equipment as follows:

Financial statement reporting - straight-line method as follows:

Furniture	5 years
Computer equipment	5 years
Telephone equipment	5 years

Long-Lived Assets

The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets consist of fixed assets.

Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2002. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Revenue and Commission Expense Recognition – Discontinued Operations

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

Note 2 –Loans Receivable – Related Party

During the six-months ended April 30, 2003, the Company received $39,000 from Card Ready International, Inc. (“Card Ready”), as repayment on prior years’ advances. Pursuant to a binding letter of intent, the Company has agreed to advance up to $500,000 to Card Ready in incremental installments. Under the letter of intent, the Company has the irrevocable option to purchase Card Ready from MBBRAMAR, Inc. a corporation wholly owned by shareholders of the Company. The repayment of the $39,000 reduced the total advances made under this agreement to $290,000 at April 30, 2003.

Note 3 – Property and Equipment

Depreciation charged to continuing operations for the six-months ended April 30, 2003 and 2002, amounted to $1,365 and $2,097, respectively.

Note 4 – Payable on Customer Lease Chargebacks

Pursuant to agreements with two leasing companies, the Company was obligated to assume the cost of leases entered into by its customers who subsequently defaulted under the terms of their respective leases. The total amount assumed under these agreements totaled $78,502, which was charged to discontinued operation in 2002. The remaining balance at April 30, 2003 totaled $52,429. The amount of payments made against this obligation during the six-months ended April 30, 2003 amounted to $10,721.

This obligation is included in the accompanying balance sheet and is in included in the classification debt relating to discontinued operations.

Note 5 – Related Party Transactions

During the three-months ended April 30, 2003, the Company charged to discontinued operations, accrued interest due on related party loans totaling $26,318. During the three-months ended April 30, 2002, the Company charged to continuing operations accrued interest on the related party loans totaling $31,226.

During the six-months ended April 30, 2003, the Company charged to discontinued operations, accrued interest due on related party loans totaling $54,456. During the six-months ended April 30, 2002, the Company charged to continuing operations accrued interest on the related party loans totaling $50,691.

During the quarter ended April 30, 2003, the Company issued 3,188,000 shares of its restricted common stock to a shareholder of the Company and a creditor of B.A.A.M.S. in exchange for the cancellation of $70,136 of indebtedness due B.A.A.M.S. by the Company. The shares issued were valued at their respective market price on date of issue.

ITEM 2    Management’s Discussion and Analysis or Plan of Operation

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

Discontinued Operations

On November 7, 2000, the Company acquired Single Source Electronic Transactions, Inc., which was accounted for as a reverse acquisition. In August 2001, a dispute arose between the Company and the seller of SSET and in settlement, the Seller was permitted to keep the assets of SSET and the historical and then recurring residual stream. After this settlement we continued to pay the ongoing operational expenses of SSET, such as its rent, and invested additional money in an attempt to generate a new revenue stream through new business. This attempt proved unsuccessful and we abandoned SSET’s business plan. As a result of this abandonment our auditor categorized SSET as a discontinued operation as of April 2002.

The accompanying financial statements include activity related to SSET for the three and six month periods ended April 30, 2003 and April 30, 2002. For the three month period ended April 30, 2003, the Company had revenue of $4,137 from residuals paid on discontinued operations and incurred a loss from discontinued operations of $26,345, of which $26,184 was interest owed to related parties.

Qualified Report of Independent Certified Public Accountants

Our independent accountant has qualified his report. They state that the audited financial statements of the Company for the period ending April 30, 2003 have been prepared assuming the company will continue as a going concern. They note that the significant losses of our company as of April 30, 2003 raise substantial doubt about our ability to continue in business.

Results of Revenue

Continuing Operations For the Three Months Ended April 30, 2003

Revenue

Revenues from continuing operations for the three months ended April 30, 2003 were $0, compared to revenues of $5,817 for the period ended April 30, 2002.

The decrease in revenues is as a result of the transfer of the residual income stream of SSET being diverted to a third party in settlement of a dispute and as a result of SSET’s remaining revenue being categorized as revenues to discontinued operations. Management of the Company has re-focused the Company on building a new revenue stream from new merchant accounts and from sharing processing revenues from those accounts with CardReady International, Inc., a company that Single Source has an option to purchase.

Cost of Revenue

Due to limited activity during the three months ended April 30, 2003, the Company did not incur any costs associated with its revenue, as compared to $(1,933) for the same period one year earlier.

Gross Profit

The gross profit from continuing operations for the year ended April 30, 2003 was $0, compared to $3,884 for the same period one year earlier. This decrease was due to the fact the Company transferred its SSET income stream to a third party in settlement of a dispute.

Selling, General and Administrative

Selling, general and administrative expenses for continuing operations were $24,166 for the quarter ended April 30, 2003. These expenses consisted of $10,565 in legal fees, accounting fees totaling $10,825, telephone expenses of $1,206, and other miscellaneous expenses of $1,570.
Net Losses

The Company had a net loss of $48,462 for the three months ended April 30, 2003, as compared to $289,879 for the same period a year earlier. The loss for the three months ended April 30, 2003 consisted primarily of a $22,208 loss from the operations of Single Source Electronic Transactions, Inc., which is a discontinued operation. The remaining $26,554 was the net loss from continuing operations for the three months ended April 30, 2003. The entire net loss from the three months ended April 30, 2002 was from continuing operations.

Continuing Operations For the Six Months Ended April 30, 2003

Revenue

Revenues from continuing operations for the fiscal six months ended April 30, 2003 were $0, compared to revenues of $18,912 for the six month period ended April 30, 2002.

The decrease in revenues is as a result of the transfer of the residual income stream of SSET being diverted to a third party in settlement of a dispute and as a result of SSET’s remaining revenue being categorized as revenues to discontinued operations. Management of the Company has re-focused the Company on building a new revenue stream from new merchant accounts and from sharing processing revenues from those accounts with CardReady International, Inc., a company that Single Source has an option to purchase.

Cost of Revenue

Due to limited activity during the six months ended April 30, 2003, the Company did not incur any costs associated with its revenue, as compared to $ (8,265) for the same period one year earlier.

Gross Profit

The gross profit from continuing operations for the six months ended April 30, 2003 was $0, compared to $10,647 for the same period one year earlier. This decrease was due to the fact the Company transferred its SSET income stream to a third party in settlement of a dispute.

Selling, General and Administrative

Selling, general and administrative expenses for continuing operations were $51,531 for the six months ended April 30, 2003. These expenses consisted of $12,873 in outside consulting expenses, $10,565 in legal fees, accounting fees totaling $21,842, telephone expenses of $2,594, and other miscellaneous expenses of $3,527. Selling, general and administrative expenses for the six months ended April 30, 2002 were $448,778.
Net Losses

The Company had a net loss of $102,425 for the six months ended April 30, 2003, as compared to $475,249 for the same period a year earlier. The loss for the six months ended April 30, 2003 consisted primarily of a $49,269 loss from the operations of Single Source Electronic Transactions, Inc., which is a discontinued operation. The remaining $53,156 was the net loss from continuing operations for the six months ended April 30, 2003. The entire net loss from the six months ended April 30, 2002 was from continuing operations.

Liquidity and Capital Requirements

As of April 30, 2003, the Company had total current assets of $323,348, consisting of cash and cash equivalents of $2,191, loans receivable from related parties of 290,000, and other receivables of $31,157. As of April 30, 2003, the Company had total assets of $330,000, which consisted primarily of the total current assets listed above.

The Company's current liabilities were $542,902 as of April 30, 2003, and total liabilities were $1,952,239. The total liabilities consisted of long-term debt owed to related parties of $1,378,350 and long term debt of $30,987, which relates to discontinued operations.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company has identified two accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

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

Management anticipates that the Company will continue to operate at a loss for at least the next fiscal year, and will have to fund operations through the sale of its stock in private placements, and/or from borrowing. Management is currently reviewing several strategies for continuing to fund the ongoing development of the Company. Such strategies may include seeking shareholder approval to increase the authorized common stock so that additional funds can be raised, a reverse common stock split, the sale of debentures, convertible debentures, issuance of preferred stock, other recapitalizations, loans, selling some or all of the Company’s current assets, and/or acquiring one or more businesses with positive cash flow. No decisions have been made as of this time.

ITEM 3    Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II

ITEM 1 Legal Proceedings

We have the following legal proceedings pending against us or our subsidiary:

1.    Eisen and Brown v. Becker et al, Los Angeles Superior Court Case No. SC067244. The case alleges that plaintiff’s were entitled to a finder’s fee in connection with the transaction wherein Single Source Financial Services Corporation acquired Single Source Electronic Transactions, Inc. Defendants cross-complained against plaintiffs, claiming that they misrepresented the value of Single Source Electronic Transactions, Inc. The parties have tentatively agreed to settle this lawsuit and the parties are in the process of drafting and finalizing the settlement agreement.

2.    Pacific Bell Directory v. Single Source Financial Services Corporation, et al, Los Angeles County Superior Court Case No. 02T01372. The case alleges that $23,029 is owing for yellow page advertising. The Company contends that it did not contract with Pacific Bell Directory, but instead that an unrelated business entity, Tax Debt Negotiators, Inc., may have contracted with Pacific Bell Directory. On October 15, 2002, the parties entered into a Notice of Conditional Settlement, which was filed with the Court. Under the terms of the Notice of Conditional Settlement, after Single Source has made certain payments to the plaintiffs, the parties stipulated that a dismissal will be filed with the Court dismissing the plaintiff’s case against Single Source without prejudice.

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

ITEM 2     Changes in Securities

On March 26, 2003, the Company issued 3,188,000 shares of its common stock, restricted in accordance with Rule 144, to one individual for the partial payment of a Company debt. The shares were valued at $70,136 and the issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was a sophisticated individual.

ITEM 3     Defaults Upon Senior Securities

Not Applicable.

ITEM 4     Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders during the quarter.

ITEM 5     Other Information

On November 29, 2001, we signed a binding letter of intent (the “LOI”) with MBBRAMAR, INC., a California corporation (“MBB”) which included an irrevocable option (the “Option”) to acquire from MBB all of MBB’s shares of common stock of CardReady International, Inc., a California corporation (“CardReady”), owned at the time of exercise of the Option (the “CardReady Shares”). Currently, MBB owns over 96% of the outstanding common stock of CardReady.

On April 29, 2002, we, together with MBB and CardReady, entered into a First Restated Letter of Intent (the “Restated LOI”) which modified the terms and conditions of the original LOI.

Under the terms of the Restated LOI, we may, at any time during the eighteen (18) months following the date of execution (the “Option Period”), and upon thirty (30) days written notice (unless extended because of the requirements of the Securities and Exchange Commission or the corporate laws of the State of New York, including the need to obtain shareholder approval), acquire all of the MBB-owned CardReady Shares from MBB. The purchase price to be paid for the CardReady Shares will be four million (4,000,000) shares of our common stock (the “SSFS Shares”). As additional consideration for the grant of the Option, we agreed to loan to CardReady up to the sum of $500,000, payable in traunches as agreed between the parties, bearing no interest and repayable in a balloon payment at the end of three (3) years from the date of the Restated LOI.

The Restated LOI contains certain unwinding provisions. For a period of three (3) years from the closing of the acquisition, if the closing bid price of our common stock as quoted on its primary exchange is less than $1.00 per share for thirty (30) consecutive trading days, or if our common stock is not listed for trading on any public exchange for a period of thirty (30) consecutive trading days, or if the trading volume of our common stock on its primary exchange is less than 250,000 shares per month for three (3) consecutive full-calendar months, then MBB shall have the right, but not the obligation, to purchase the CardReady Shares back from us for consideration equal to the SSFS Shares (as adjusted for any stock splits or recapitalizations). Additionally, for a period of three (3) years from the closing of the acquisition, if CardReady fails for a period of thirty (30) consecutive business days to maintain a relationship with a back-end processor and a bank, then we have the right, but not the obligation, to “put” the CardReady Shares back to MBB for consideration equal to the SSFS Shares (as adjusted for any stock splits or recapitalizations).

MBB is owned and controlled by Brandon Becker, who is a former director of SSFS, and Martin Becker and Sid Rosenblatt, each of which is the spouse of a director of SSFS.

Also on April 29, 2002, we exercised our rights under the Option to purchase all of MBB’s interest in CardReady in exchange for the issuance of the SSFS Shares.

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

Dated: June 20, 2003	/s/ Arnold F. Sock

By: Arnold F. Sock
Its: President and Director

Dated: June 20, 2003	/s/ Harry L. Wilson

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent functions):

(i)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(ii)  any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 20, 2003	/s/ Arnold F. Sock

By: Arnold F. Sock
Its: Chief Executive Officer

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

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent functions):

(i)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(ii)  any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 20, 2003	/s/ Harry L. Wilson

By: Harry L. Wilson
Its: Chief Financial Officer

