Form 10QSB
period 2003-07-31
SINGLE SOURCE FINANCIAL SERVICES CORP
filed 2003-09-15
CIK 1128581

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X _            No ____.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ___   No ___.

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of September 9, 2003, there were 98,574,453 shares of common stock outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes _____ No X .

SINGLE SOURCE FINANCIAL SERVICES CORPORATION

TABLE OF CONTENTS

PART I

Item 1	Financial Statements	3

Item 2	Management’s Discussion and Analysis or Plan of Operations	12

Item 3	Controls and Procedures	15

PART II

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

ITEM 1    Financial Statements

SINGLE SOURCE FINANCIAL SERVICES CORP
CONSOLIDATED BALANCE SHEETS

July 31,
2003

(Unaudited)
ASSETS

Current Assets
Cash	$1,835
Loans receivable - related party	289,500

Total Current Assets	291,335

Property and Equipment
Furniture	992
Office equipment	12,657

13,649
Accumulated depreciation	(7,017)

6,632

Total Assets	$297,967

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Income taxes payable	$2,500
Accounting fees payable	8,398
Other payables	7,220
Current portion of debt relating to discontinued operations	85,187
Loan payable - other	474,000

Total Current Liabilities	577,305

Long-Term Debt
Portion of long-term debt relating to discontinued operations	25,626
Long-term debt due related parties	867,354

892,980

Total Liabilities	1,470,285

Stockholders' (Deficit)
Common Stock, par value $.001, authorized 100,000,000 shares,
99,974,453 shares issued and 98,574,453 shares outstanding at July 31, 2003	98,574
Paid-in capital	1,060,590
Accumulated (Deficit)	(2,331,482)

Total Stockholders' (Deficit)	(1,172,318)

Total Liabilities and Stockholders' (Deficit)	$297,967

See accompanying notes.

SINGLE SOURCE FINANCIAL SERVICES CORP
STATEMENTS OF CONSOLIDATED OPERATIONS

	For the Three Months Ended			For the Nine Months Ended
	July 31,			July 31,
	2003		2002	2003	2002

	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)

Revenues		$-	$(5,801)	$-	$13,111

Cost of revenues		-	-	-	(8,265)

Gross profit		-	(5,801)	-	4,846

Selling, general, and administrative expenses		(60,108)	(30,069)	(110,741)	(478,847)

Net loss from operations		(60,108)	(35,870)	(110,741)	(474,001)

Other income (expenses)
Income from office sublease		-	-	-	13,600
Interest income		464	526	1,390	1,399
Interest expense		(700)	(27,800)	(2,350)	(78,491)

Net loss before income taxes		(60,344)	(63,144)	(111,701)	(537,493)

Provision for income tax		-	-	(900)	(900)

Net loss from continuing operations		(60,344)	(63,144)	(112,601)	(538,393)

Discontinued operations

Loss from operations of Single Source Electronics Transactions		(25,896)	-	(76,065)

Net loss		$(86,240)	$(63,144)	$(188,666)	$(538,393)

Basic loss per share
Continued operations	$	*	$ *	$ *	$(0.01)
Discontinued operations		*	-	*	-

	$	*	*	*	(0.01)

Weighted average shares outstanding		63,616,376	59,889,189	65,869,293	58,666,390

* Less the $.(.01) loss per share

Proforma Information: - Loss per share after 100:1 reverse stock split effective October 2, 2003

Basic loss per share
Continued operations		$(0.09)	$(0.11)	$(0.17)	$(0.92)
Discontinued operations		(0.04)		(0.12)

		$(0.14)	(0.11)	(0.29)	(0.92)

Weighted average shares outstanding		636,164	598,892	658,693	586,664

See accompanying notes.

SINGLE SOURCE FINANCIAL SERVICES CORP
STATEMENTS OF CONSOLIDATED CASH FLOWS
	For the Nine Months Ended
	July 31,
	2003	2002

	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net (loss)	$(188,666)	$(538,393)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services rendered for common stock	22,873	294,231
Depreciation and amortization	2,047	3,175
Interest income	(1,390)	(1,399)
Interest expense	83,979	78,257
Bad debts	31,620	-
(Increase) Decrease in Assets
Decrease in accounts receivable	185	300
Decrease in inventories	-	13,442
Increase (Decrease) in Liabilities
Increase in income taxes payable	900	100
Decrease in accounts payable	(43,081)	(23,051)

Net cash used in operating activities	(91,533)	(173,338)

Cash Flows from Investing Activities
Equipment acquisition	-	(4,299)
(Advances from) repayments to Card Ready International, Inc.	39,500	(270,000)

Net cash provided by (used in) investing activities	39,500	(274,299)

Cash Flows from Financing Activities
Advances from related parties	9,500	121,900
Repayments to related parties	(8,000)	(20,200)
Advances from others	50,000	344,000

Net cash provided by financing activities	51,500	445,700

Net increase (decrease) in cash and cash
equivalents	(533)	(1,937)

Beginning balance - Cash and cash equivalents	2,368	2,391

Ending balance - Cash and cash Equivalents	$1,835	$454

See accompanying notes.

6

SINGLE SOURCE FINANCIAL SERVICES CORP
STATEMENTS OF CONSOLIDATED CASH FLOWS

Supplemental Information:

Cash Paid For:

For the Nine Months Ended
July 31,
	2003	2002
	Unaudited	Unaudited

Interest Expense	$-	$-

Income Taxes	$-	$-

Noncash Investing and Financing Activities

During the quarter ended July 31, 2003, the Company issued 35,700,000 shares of its common stock to a related party in exchange for the cancellation of $535,500 of indebtedness.

See accompanying notes.

SINGLE SOURCE FINANCIAL SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Presentation

The accompanying unaudited consolidated financial statements are represented in accordance with the requirements for Form 10-QSB and article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Single Source Electronic Transactions, Inc.’s financial statements for the year ended October 31, 2002, contained in the Company’s Form 10-KSB for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three-months and nine-months ended July 31, 2003 and July 31, 2002, are not necessarily indicative of the results that may be expected for the year.

Nature of Business and History of Company

Single Source Financial Services Corporation (the "Company") was incorporated in New York on September 19, 1994 under the name Ream Printing Paper Corp. In November 2000, the Company acquired Single Source Electronic Transactions, Inc. ("SSET").
Single Source Electronic Transactions, Inc. was in the business of selling equipment to merchants used in the electronically processing of payments derived from sales and assisting them in establishing merchant accounts with various financial institutions.

In August 200 1 2 , a dispute arose between the Company and the seller of SSET. Under the terms of the settlement, the seller received the historical residual stream generated on all sales made prior to July 31, 200 1 2 . For financial reporting purposes, the Company treated this transaction as a disposal of a business segment.

After the settlement, the Company continued in the same business and in 2002 discontinued the operations of SSET. During the quarter ended July 31, 2003, the Company had little activity.

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

Note 2 –Loans Receivable – Related Party

During the nine-months ended July 31, 2003, the Company received $39,500 from Card Ready International, Inc. ("Card Ready"), as repayment on prior years’ advances. Pursuant to a binding letter of intent, the Company has agreed to advance up to $500,000 to Card Ready in incremental installments. Under the letter of intent, the Company has the irrevocable option to purchase Card Ready from MBBRAMAR, Inc. a corporation wholly owned by shareholders of the Company. The repayment of the $39,500 reduced the total advances made under this agreement to $289,500 at July 31, 2003.

Note 3 – Loans Receivable – Other

In previous years, the Company advanced two employees a total of $26,200. The advances bear interest at an annual rate of 7% and matured on July 31, 2003. No portion of the balance due on these loans has been paid as of the maturity date. Therefore, the Company established a reserve for bad debts as of July 31, 2003 equaling the total due on the two loans totaling $31,620.

Note 4 – Property and Equipment

Depreciation charged to continuing operations for the nine-months ended July 31, 2003 and 2002, amounted to $2,047 and $3,057, respectively.

Note 5 -  Payable on Customer Lease Chargebacks

Pursuant to agreements with two leasing companies, the Company was obligated to assume the cost of leases entered into by its customers who subsequently defaulted under the terms of their respective leases. The total amount assumed under these agreements totaled $78,502, which was charged to discontinued operation in 2002. The remaining balance at July 31, 2003 totaled $47,069. The amount of payments made against this obligation during the nine-months ended July 31, 2003 amounted to $16,082.

This obligation is included in the accompanying balance sheet and is in included in the classification debt relating to discontinued operations.

Note 6 -  Related Party Transactions

During the three-months ended July 31, 2003, the Company charged to discontinued operations, accrued interest due on related party loans totaling $27,304. During the three-months ended July 31, 2003, the Company charged to continuing operations accrued interest on the related party loans totaling $700.

During the nine-months ended July 31, 2003, the Company charged to discontinued operations, accrued interest due on related party loans totaling $81,764. During the nine-months ended July 31, 2003, the Company charged to continuing operations accrued interest on the related party loans totaling $2,216.

During the quarter ended July 31, 2003, the Company issued 35,700,000 shares of its restricted common stock to B.A.A.M.S., an entity controlled by related parties of the Company, in exchange for the cancellation of $535,500 of indebtedness due B.A.A.M.S. by the Company. The shares issued were valued at their respective market price on date of issue.

Note 7 - Changes in Securities

During the three months ended July 31, 2003, the Company cancelled 3,200,000 shares of its common stock previously issued to three consultants. The Company also issued 205,160 shares as an adjustment to shares previously issued relating to the acquisition of Single Source Electronic Transactions, Inc and issued 35,700,000 shares to B.A.A.M.S. in consideration for the cancellation of indebtedness totaling $535,500.

In addition, during the three-month period, the Company issued 1,400,000 shares of its common stock, which it currently holds relating to a proposed settlement of a lawsuit relating to alleged fees due.

Note 8.    Subsequent Events

On August 2, 2003, the Company’s board of directors authorized a 100:1 reverse stock split scheduled to be effective on October 2, 2003 as part of a possible Company restructuring. Proforma information on loss per share on continuing and discontinued operations is presented in the accompanying statements of operations as if the reverse stock split took place at the beginning of each period presented.

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

The accompanying financial statements include activity related to SSET for the three and nine-month periods ended July 31, 2003 and July 31, 2002.

Qualified Report of Independent Certified Public Accountants

Our independent accountant has qualified his report. They state that the unaudited financial statements of the Company for the period ending July 31, 2003 have been prepared assuming the company will continue as a going concern. They note that the significant losses of our company as of July 31, 2003 raise substantial doubt about our ability to continue in business.

Results of Revenue

Continuing Operations For the Three Months Ended July 31, 2003

Revenue

Revenues from continuing operations for the three months ended July 31, 2003 were $0, compared to revenues of ($5,801) for the period ended July 31, 2002. The Company had negative revenue for the period ended July 31, 2002, due to chargebacks associated with the credit card processing business.

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

Cost of Revenue

Due to limited activity during the three months ended July 31, 2003, the Company did not incur any costs associated with its revenue. The Company also did not have any costs associated with its revenue for the same period one year earlier.

Gross Profit

The gross profit from continuing operations for the year ended July 31, 2003 was $0, compared to ($5,801) for the same period one year earlier. This increase was due to the fact the Company did not have any revenue for the period ended July 31, 2003, compared to negative revenue of ($5,801) for the period ended July 31, 2002, due to the afore mentioned chargebacks.

Selling, General and Administrative

Selling, general and administrative expenses for continuing operations were $60,108 for the quarter ended July 31, 2003. These expenses consisted primarily of $31,620 in bad debt, $16,500 in legal fees, accounting fees totaling $8,101, and telephone expenses of $1,552. Selling, general and administrative expenses for continuing operations were $30,069 for the quarter ended July 31, 2002. These expenses consisted of $13,512 in consulting and commission expenses, of which $12,206 was incurred through the issuance of 425,000 shares of the Company's common stock. Other expenses incurred during the quarter ended July 31, 2002, included accounting and legal fees totaling $8,130, advertising expenses of $1,055, and telephone expenses of $2,627.

Net Losses

The Company had a net loss of $86,240 for the three months ended July 31, 2003, as compared to $63,144 for the same period a year earlier. The loss for the three months ended July 31, 2003 consisted primarily of a $25,896 loss from the operations of Single Source Electronic Transactions, Inc., which is a discontinued operation. The remaining $60,344 was the net loss from continuing operations for the three months ended July 31, 2003. The entire net loss from the three months ended July 31, 2002 was from continuing operations.

Continuing Operations For the Nine Months Ended July 31, 2003

Revenue

Revenues from continuing operations for the nine months ended July 31, 2003 were $0, compared to revenues of $13,111 for the nine-month period ended July 31, 2002.

The decrease in revenues is as a result of the transfer of the residual income stream of SSET being diverted to a third party in settlement of a dispute and as a result of any remaining revenue from SSET being categorized as revenues to discontinued operations. Management of the Company has re-focused the Company on building a new revenue stream from new merchant accounts and from sharing processing revenues from those accounts with CardReady International, Inc., a company that Single Source has an option to purchase.

Cost of Revenue

Due to limited activity during the nine months ended July 31, 2003, the Company did not incur any costs associated with its revenue, as compared to $ (8,265) for the same period one year earlier.

Gross Profit

The gross profit from continuing operations for the nine months ended July 31, 2003 was $0, compared to $4,846 for the same period one year earlier. This decrease was due to the fact the Company transferred its SSET income stream to a third party in settlement of a dispute.

Selling, General and Administrative

Selling, general and administrative expenses for continuing operations were $110,741 for the nine months ended July 31, 2003. These expenses consisted primarily of $31,620 in bad debt, $29,943 in accounting fees, $27,065 in legal fees, $12,873 in outside consulting expenses, and telephone expenses. Selling, general and administrative expenses for the nine months ended July 31, 2002 were $478,847. These expenses consisted primarily of $292,437 in consulting and commission expenses, of which $269,237 was incurred through the issuance of 2,563,500 shares of the Company's common stock, and other expenses incurred during the nine-months ended July 31, 2002, of accounting and legal fees totaling $62,055, rent of $16,000, advertising expenses of $14,669, salaries of $6,787, and telephone expenses of $16,302.
Net Losses

The Company had a net loss of $188,666 for the nine months ended July 31, 2003, as compared to $538,393 for the same period a year earlier. The loss for the nine months ended July 31, 2003 consisted of a $76,065 loss from the operations of Single Source Electronic Transactions, Inc., which is a discontinued operation. The remaining $112,601 was the net loss from continuing operations for the nine months ended July 31, 2003. The entire net loss from the nine months ended July 31, 2002 was from continuing operations.

Liquidity and Capital Requirements

As of July 31, 2003, the Company had total current assets of $291,335, consisting of cash of $1,835 and loans receivable from related parties of 289,500. As of July 31, 2003, the Company had total assets of $297,967, which consisted primarily of the total current assets listed above.

The Company's current liabilities were $577,305 as of July 31, 2003, and total liabilities were $1,470,285. The total liabilities consisted of long-term debt owed to related parties of $867,354 and long term debt of $25,626, which relates to discontinued operations.

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

ITEM 2   Changes in Securities

On July 31, 2003, the Company issued 35,700,000 shares of its common stock, restricted in accordance with Rule 144, to B.A.A.M.S., an entity controlled by parties related to the Company, in exchange for the extinguishment of $535,000 of Company debt. The shares were valued at $535,000 and the issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the company was a sophisticated entity.

During the three months ended July 31, 2003, the Company issued 1,400,000 shares of its common stock in anticipation of the settlement of a pending lawsuit. However, the settlement has not been finalized and the stock is being held by the Company until the settlement is completed. Therefore, the stock has been categorized as issued but not outstanding. The finalized settlement may call for less shares of common stock than the 1,400,000 shares that were issued.

ITEM 3   Defaults Upon Senior Securities

Not Applicable.

ITEM 4   Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders during the quarter.

ITEM 5   Other Information

CardReady Option

On November 29, 2001, we signed a binding letter of intent (the "LOI") with MBBRAMAR, INC., a California corporation ("MBB") which included an irrevocable option (the "Option") to acquire from MBB all of MBB’s shares of common stock of CardReady International, Inc., a California corporation ("CardReady"), owned at the time of exercise of the Option (the "CardReady Shares"). Currently, MBB owns over 96% of the outstanding common stock of CardReady.

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

On April 29, 2002, we exercised our rights under the Option to purchase all of MBB’s interest in CardReady in exchange for the issuance of the SSFS Shares. At the time we exercised our rights under the Option it was anticipated the transaction would close within one hundred twenty (120) days from the exercise. However, due to a delay in obtaining audited financials from CardReady, as well as ensuring the Company has sufficient funds to complete the required audits of CardReady, the transaction has not closed. Since the transaction did not close within the anticipated time frame, both parties are in the process of reviewing the terms of the original Option and discussing the possibility of revising the terms of the Option.

Extinguishment of Debt

On July 31, 2003, the Company agreed to issue 35,700,000 shares of its common stock, restricted in accordance with Rule 144, to B.A.A.M.S., an entity controlled by parties related to the Company, in exchange for the extinguishment of $535,500 of Company debt. The stock was actually issued on or about August 22, 2003.

Cancellation of Common Stock

In addition, on July 31, 2003, the Company agreed to cancel 3,200,000 of shares of its common stock, which had been issued pursuant to certain consulting agreements. However, the consultants did not provide the requested services and the Company cancelled the shares effective August 22, 2003.

Loans by Related Party

During the quarter ended July 31, 2003, the Company received a total of $4,500 in loans from Debt Negotiators, Inc., an entity owned by a related party.  The loans are at an 8% interest rate and were added as an amendment to a promissory note that already exists for amounts previously loaned by Debt Negotiators, Inc. to the Company

ITEM 6   Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

    None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 15, 2003	/s/ Arnold F. Sock

By: Arnold F. Sock
Its: President and Director

Dated: September 15, 2003	/s/ Harry L. Wilson

By: Harry L. Wilson
Its: Secretary, Chief Financial Officer, and Director

