Form 10KSB
period 2003-10-31
SINGLE SOURCE FINANCIAL SERVICES CORP
filed 2004-01-29
CIK 1128581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
    /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2003


   / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

                         Commission file number: 0-33229

                  Single Source Financial Services Corporation
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 New York                                 16-1576984
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

11242 Playa Court, Culver City, California                   90230
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                    Issuer's telephone number: (888) 262-1600

         Securities registered under Section 12(b) of the Exchange Act:
 Title of each class                   Name of each exchange on which registered
 -------------------                   -----------------------------------------
        None                                            None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.0001 par value
                                (TITLE OF CLASS)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         Issuer's revenues its most recent fiscal year (ended October 31, 2003):
$0.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, based upon the price at which such common equity was sold on January 13, 2004, as reported by the OTC Bulletin Board, was approximately $697,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of outstanding shares of the issuer's common stock on January 13, 2004 was 1,000,155.

       Documents incorporated by reference:      None.

       Transitional Small Business Disclosure Format (CHECK ONE): Yes / / No /X/

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         CORPORATE HISTORY. Single Source Financial Services Corporation (the "Company") is a New York corporation that was formed on September 19, 1994. Prior to the fourth quarter of 2000, the Company operated under the name "Ream Printing Paper Corp." and had not engaged in any business for a number of years.

         In November 2000, the Company entered the electronic transaction processing business by acquiring all of the outstanding shares of Single Source Electronic Transactions, Inc. ("SSET") in exchange for 10,012,500 shares of the Company's common stock. For accounting purposes, the acquisition was treated as a reverse acquisition of the Company by SSET. In August 2001, a dispute arose between the Company and the seller of SSET and, in settlement, the seller was permitted to keep the assets of SSET and its residual income stream (the "SSET Settlement"). Following the SSET Settlement, the Company continued to pay SSET's ongoing operational expenses and invested additional money in SSET in an attempt to develop new business and generate a new revenue stream in the electronic transaction processing business. Those attempts, however, proved unsuccessful and the Company has now abandoned SSET's business plan. As a result of that abandonment, the Company's independent accountant has treated SSET as a discontinued operation as of April 2002.

         In November 2001, in an attempt to diversify its electronic transaction processing business, the Company signed a binding letter of intent (the "LOI") with MBBRAMAR, Inc. ("MBB") which included an irrevocable option (the "CardReady Option") to acquire from MBB all shares of common stock of CardReady International, Inc. ("CardReady") owned by MBB at the time of exercise of the CardReady Option (the "CardReady Shares"). Currently, MBB owns over 96% of the outstanding common stock of CardReady, which is in the business of electronic payment processing for merchants accepting credit and debit cards. MBB is owned and controlled by Brandon Becker, a former director of the Company, Sid Rosenblatt, the husband of Arlene Rosenblatt (a Company director), and Marty Becker, the husband of Pamela Becker (also a Company director).


         On April 29, 2002, the Company, MBB and CardReady entered into a First Restated Letter of Intent (the "Restated LOI") which modified the terms and conditions of the LOI in various respects, including (i) a change in the purchase price for the CardReady Shares to 4,000,000 shares of the Company's common stock, (ii) the Company's agreement to loan CardReady up to $500,000 and
(iii) the addition of certain unwinding provisions for the benefit of MBB. Also on April 29, 2002, the Company exercised its rights under the CardReady Option. At the time of the Company's exercise, it was anticipated that the acquisition would close within 120 days. However, because of the Company's continuing inability to generate income sufficient to pay its operating expenses and fund the balance of the $500,000 it was required to loan to CardReady, the transaction has not yet closed.

         In January 2002, in another attempt to diversify its electronic transaction processing business, the Company formed two wholly-owned subsidiaries: SSFS Merchant Services, Inc. ("SSFSM") and CardReady of New York, Inc. ("CRNY"). SSFSM was formed to obtain customers such as large merchant accounts processing a high volume of credit card transactions and merchant associations with numerous members. CRNY was formed to operate as a corporate independent sales organization ("ISO") for the purpose of developing merchant accounts and recruiting and providing support services to other ISOs. To date, the Company has been unsuccessful in developing new business through SSFSM and CRNY.

         On October 2, 2003, the Company carried out a 1-for-100 reverse split of its outstanding common stock. See "Item 4. Submission of Matters to a Vote of Security Holders" below.


         CURRENT BUSINESS. Despite the efforts described above, the Company failed to generate any revenue from its operations during the fiscal year ended October 31, 2003. Without any source of revenue and with no other available funds except loans from related parties, the Company has been forced to reduce its operations to a minimal level and investigate the availability of one or more strategic transactions. In that regard, on January 27, 2004, the Company entered into a Reorganization and Stock Purchase Agreement and certain related agreements with Bio-Solutions Manufacturing, Inc. ("BSM") pursuant to which the Company has agreed to issue 11,865,000 shares of its common stock (which would constitute approximately 92% of the Company's outstanding shares) to the shareholders of BSM in return for all of the outstanding shares of BSM (the "BSM Transaction"). BSM is a privately-held company that provides environmentally-safe solutions to restaurants, municipal waste treatment plants and other customers throughout the United States which are seeking environmentally-friendly forms of waste remediation.. In connection with the BSM Transaction, the parties have agreed that certain other actions will be taken either prior to or after the closing, including (i) the transfer to SSET of all of the Company's shares in SSFSM and CRNY, so that those entities will become wholly- owned subsidiaries of SSET, (ii) a pro rata dividend by the Company to its shareholders of all of the Company's shares of SSET, as a result of which SSET will become an independent, publicly-traded company and (iii) the Company's cancellation of its previous exercise of the CardReady Option and the transfer of the CardReady Option to SSET, after which it is anticipated that the CardReady Option will be substantially renegotiated with MBB. Subject to the satisfaction of the conditions stated in the parties' agreements, it is presently expected that the BSM Transaction will be completed in the first quarter of 2004.

         Should the BSM Transaction not occur as planned and the Company is unable to enter into another transaction that provides ongoing revenue and/or other funding sufficient to maintain its operations, the Company may be required to cease operation entirely, seek protection under federal bankruptcy laws, or both.

         PERSONNEL. The Company does not have any employees, with the services of its officers and directors being provided without compensation of any kind.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Following the SSET acquisition, the Company rented several offices in various states for SSET's operations. However, after the SSET Settlement, each of those offices was closed. The Company's executive offices are currently located in premises leased by CardReady.

ITEM 3.  LEGAL PROCEEDINGS.

         During the fiscal year ended October 31, 2003, the Company, Arnold Sock and Martin Becker were defendants in litigation that had been filed by William Eisen and William Brown in Los Angeles County Superior Court on June 27, 2001. The plaintiffs alleged that they were entitled to a finder's fee in the amount of $250,000 from the defendants in connection with the Company's acquisition of SSET The litigation was settled in November 2003 by the Company's payment of $5,000 in cash and the issuance of 1,400,000 (pre-reverse split) shares of common stock.

         During the fiscal year ended October 31, 2003, the Company, Arnold Sock and Harry Wilson were defendants in litigation that had been filed by Pacific Bell Directory in Los Angeles County Superior Court in June 2002. The plaintiff alleged that it was owed $23,029 by the Company for Yellow Pages advertising. The Company contended that it did not contract with Pacific Bell Directory, but instead that an unrelated business entity, Tax Debt Negotiators, Inc., may have entered into the contract. On October 15, 2002, the parties entered into a Notice of Conditional Settlement, which was filed with the court. Under the terms of the Notice of Conditional Settlement, the parties stipulated that after the Company had made certain payments to the plaintiff, the plaintiff's case against the Company would be dismissed without prejudice. The required payments were completed in November 2003 and the Company is awaiting dismissal of the litigation pursuant to the settlement agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September 22, 2003, the Company obtained the written consent of the holders of 72,056,987 shares of its common stock to a 1-for-100 reverse split of the Company's outstanding common stock. Such shares constituted approximately 72.1% of the Company's outstanding shares. An Information Statement describing the action was mailed to the Company's shareholders on or about September 11, 2003.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         MARKET INFORMATION. The Company's common stock is quoted on the OTC Bulletin Board under the symbol "SSFI." The following table sets forth the quarterly high and low bids for the Company's common stock as reported by the OTC Bulletin Board for the past two fiscal years:

        Fiscal Year 2002                     High*         Low*

        First quarter                       $122.00       $20.00
        Second quarter                      $32.00        $11.00
        Third quarter                       $15.00        $2.80
        Fourth quarter                      $3.50         $1.00

        Fiscal Year 2003

        First quarter                       $2.00         $0.50
        Second quarter                      $9.00         $1.00
        Third quarter                       $2.50         $1.00
        Fourth quarter                      $2.00         $1.05

* These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. All prices adjusted to reflect a 1-for-100 reverse stock split that became effective on October 2, 2003.

         SHAREHOLDERS. As of October 2, 2003, there were 1,490 holders of record of the Company's common stock.

         DIVIDEND POLICY. The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings, if any, will be retained as working capital and for business expansion. The payment of any future dividends will be at the sole discretion of the Board of Directors and will depend upon, among other things, the Company's future earnings, capital requirements and financial condition, as well as general business conditions. There can be no assurance that any cash dividends will ever be paid on the common stock.

         RECENT SALES OF UNREGISTERED SECURITIES. In July 2003, the Company privately issued 35,700,000 shares (pre-reverse split) of common stock to B.A.A.M.S., Inc. in return for the cancellation of $535,500 in debt owed by the Company to B.A.A.M.S., Inc. Based on the fact that B.A.A.M.S., Inc. is owned by spouses of two of the Company's directors, the issuance was made in reliance on
Section 4(2) of the Securities Act of 1933 ("Section 4(2)").

         In August 2003, the Company privately issued a total of 1,400,000 shares (pre-reverse split) of common stock to William Eisen, William Brown and their attorneys in settlement of litigation. See "Item 3. Legal Proceedings" above. Based on the investment sophistication of issuees, the issuance was made in reliance on Section 4(2).

         In August 2003, the Company privately issued 3,188,000 shares (pre-reverse split) of common stock to Massai Dorsey in return for the cancellation of $70,136 in debt owed by the Company to B.A.A.M.S., Inc. Based on the investment sophistication of Mr. Dorsey, the issuance was made in reliance on Section 4(2).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THIS SECTION CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE COMPANY'S PROSPECTS FOR CONTINUED OPERATION AND EXISTENCE AND STATEMENTS REGARDING THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THOSE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, FACTORS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS, EVENTS AND PERFORMANCE TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN THE FORWARD-LOOKING STATEMENTS. THOSE RISKS, FACTORS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S HISTORY OF NET LOSSES, UNCERTAINTY AS TO THE AVAILABILITY OF REQUIRED FUNDING AND UNCERTAINTY AS TO THE COMPANY'S ABILITY TO MAINTAIN OPERATIONS AT ANY LEVEL. THE CAUTIONARY STATEMENTS MADE IN THIS SECTION SHOULD BE READ AS BEING APPLIED TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS DOCUMENT.


         QUALIFIED REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS. The Company's independent accountant has qualified his report, stating that the audited financial statements of the Company for the fiscal year ended October 31, 2003 have been prepared assuming the Company will continue as a going concern. The independent accountant notes that the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations, as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

         DISCONTINUED OPERATIONS. As indicated in "Item 1. Description of Business - Corporate History," the Company previously acquired SSET, which was accounted for as a reverse acquisition. After a dispute arose between the Company and the seller of SSET that resulted in the SSET Settlement, the Company continued to pay the ongoing operational expenses of SSET (such as its rent) and invested additional money in an attempt to generate a new revenue stream through new business. This attempt proved unsuccessful and SSET's business plan was abandoned. As a result, the Company's independent accountant has treated SSET as a discontinued operation. A summary of the activity of the Company's discontinued operations is reflected in footnote 9 to the accompanying financial statements.

         The accompanying financial statements reflect the activity of SSET for the years ended October 31, 2003 and October 31, 2002. Revenues from discontinued operations were $7,680 for the year ended October 31, 2003, compared to $33,049 for the same period a year earlier. Revenues declined significantly in the year ended October 31, 2003 due to the SSET Settlement, and the corresponding loss of a great majority of SSET's residual revenue stream. All revenues for the year ended October 31, 2003 were as a result of the residual revenue stream from SSET that the Company retained after the SSET Settlement. The cost of revenue for discontinued operations for the year ended October 31, 2003 was $0, compared to $19,547 for the same period a year earlier. This resulted in a gross profit from discontinued operations of $7,680 for the year ended October 31, 2003, compared to $13,502 for the year ended October 31, 2002. This decrease in gross profit was a result of the SSET Settlement and the loss of the residual revenue stream. For the year ended October 31, 2003, net losses from discontinued operations of the Company equaled $127,365, compared to $619,808 from the same period one year earlier. The net loss for the year ended October 31, 2003 was made up of primarily bad debts of $31,620 and interest expense of $87,446.

         Through the entire period that the Company operated SSET, it operated at a loss, and there can be no assurance that this trend would have changed had the Company continued operating it.

         CURRENT AND PROSPECTIVE OPERATIONS. As a result of the SSET Settlement, the Company has been unable to timely satisfy all of its creditors . As of October 31, 2003, the Company had cash of $1,736, and total current assets of $279,236. Without any source of revenue and with no other available funds except loans from related parties, the Company has been forced to reduce its operations to a minimal level and investigate the availability of one or more strategic transactions. As a result, the Company is currently in the process of completing the BSM Transaction described above in "Item 1. Description of Business - Current Business." Should the BSM Transaction not occur as planned and the Company is unable to enter into another transaction that provides ongoing revenue and/or other funding sufficient to maintain the Company's operations (with that type of transaction being unlikely to occur in the foreseeable future), the Company may be required to cease operation entirely, seek protection under federal bankruptcy laws, or both.

         RESULTS OF CONTINUING OPERATIONS FOR THE FISCAL YEARS ENDED OCTOBER 31, 2003 AND OCTOBER 31, 2002.

         REVENUES. Revenues from continuing operations for the fiscal years ended October 31, 2003 and 2002 were $0. The lack of revenues is a result of the transfer of the residual income stream of SSET to a third party due to the SSET Settlement and as a result of SSET's remaining revenue being categorized as revenues to discontinued operations.

         COST OF REVENUES. Cost of revenue from continuing operations was $0 for the fiscal years ended October 31, 2003 and 2002. Because the Company did not have any revenue for the year ended October 31, 2003, there was no cost of revenue.

         GROSS PROFIT. The gross profit from continuing operations for the years ended October 31, 2003 and 2002 was $0. Because the Company did not have any revenue for the year ended October 31, 2003, there was no gross profit.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The expenses for fiscal year ended October 31, 2003 were $141,935. The Company's expenses increased by $67,192, up 90% (from $74,743 to $141,935) during the fiscal year ended October 31, 2003, compared to the same period in 2002. The Company's expenses were made up primarily of general overhead. The large increase is due the retroactive assessed interest expense on a convertible debenture and an increase in professional fees.

         NET LOSSES. The Company had a net loss of $269,713 for the year ended October 31, 2003, as compared to $676,062 for the fiscal year ended October 31, 2002. The loss for the year ended October 31, 2003 consisted primarily of a $127,365 loss from the operations of SSET (which is a discontinued operation), interest expense of $47,460, professional fees of $67,071 and outside services of $12,873.

         RESULTS OF CONTINUING OPERATIONS FOR THE FISCAL YEARS ENDED OCTOBER 31, 2002 AND OCTOBER 31, 2001.

         REVENUES. Revenues from continuing operations for the fiscal year ended October 31, 2002 were $0, compared to revenues of $89,180 for the period ended October 31, 2001. The decrease in revenues is a result of the transfer of the residual income stream of SSET to a third party due to the SSET Settlement and as a result of SSET's remaining revenue being categorized as revenues to discontinued operations.

         COST OF REVENUES. Cost of revenue from continuing operations was $0 for the fiscal year ended October 31, 2002, as compared to $39,349 for the same period one year earlier. Because the Company did not have any revenue for the year ended October 31, 2002, there was no cost of revenue.

         GROSS PROFIT. The gross profit from continuing operations for the year ended October 31, 2002 was $0, compared to $49,831 for the same period one year earlier. Because the Company did not have any revenue for the year ended October 31, 2002, there was no gross profit.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The expenses for fiscal year ended October 31, 2002 were $74,743. The Company's expenses decreased by $226,310, down 75% (from $301,053 to $74,743) during the fiscal year ended October 31, 2002, compared to the same period in 2002. The Company's expenses were made up primarily of general overhead. The large decrease is due to the fact that operations slowed down and SSET was categorized as a discontinued operation.

         NET LOSSES. The Company had a net loss of $676,062 for the year ended October 31, 2002, as compared to $1,322,581 for the fiscal year ended October 31, 2001. The loss for the year ended October 31, 2002 consisted primarily of a $619,808 loss from the operations of SSET, which is a discontinued operation. As discussed above, during the fiscal year ended October 31, 2002, the Company transferred portions of SSET's residual stream of merchant accounts to the former owner of SSET. In addition to that transaction, the Company abandoned certain office equipment and other assets.

         LIQUIDITY AND CAPITAL RESOURCES. As of October 31, 2003, the Company had cash of $1,736, and total current assets of $279,236. Total assets were $285,185. The Company's current liabilities were $773,325 as of October 31, 2003, and total liabilities were $1,557,723. The total liabilities consisted primarily of long-term debt of $784,398, which are a result of advances from related parties and $547,973 of loans payable advances.

ITEM 7.     FINANCIAL STATEMENTS.


                  SINGLE SOURCE FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS


                                    Contents
                                    --------

                                                                          Page
                                                                          ----

     Independent Auditors' Report                                          F-1

     Consolidated Balance Sheet                                            F-2

     Consolidated Statements of Operations                                 F-3

     Consolidated Statement of Stockholders' (Deficit)                     F-4

     Consolidated Statements of Cash Flows                                 F-5

     Notes to Consolidated Financial Statements                            F-7

                          Independent Auditors' Report



Board of Directors
Single Source Financial Services Corporation
Culver City, California

We have audited the accompanying consolidated balance sheet of Single Source Financial Services Corporation (the "Company") as of October 31, 2003 and the related consolidated statements of operations, cash flows, and stockholders' (deficit), for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Single Source Financial Services Corporation as of October 31, 2003, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jonathon P. Reuben, C.P.A.
An Accountancy Corporation
Torrance, California
January 7, 2004

SINGLE SOURCE FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                                                     OCTOBER 31,
                                                                        2003
                                                                    ------------

ASSETS

   CURRENT ASSETS
      Cash                                                          $     1,736
      Loans receivable - related party                                  277,500
                                                                    ------------
         TOTAL CURRENT ASSETS                                           279,236
                                                                    ------------

   PROPERTY AND EQUIPMENT
      Furniture                                                             992
      Office equipment                                                   12,656
                                                                    ------------
                                                                         13,648
      Accumulated depreciation                                           (7,699)
                                                                    ------------
                                                                          5,949
                                                                    ------------


         TOTAL ASSETS                                               $   285,185
                                                                    ============


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

   CURRENT LIABILITIES
      Income taxes payable                                          $     4,427
      Accounts payable                                                   25,499
      Loan payable - other                                              547,973
      Current portion of long-term debt due to related parties          102,492
      Net liabilities of discontinued operations                         92,934
                                                                    ------------

         TOTAL CURRENT LIABILITIES                                      773,325

   Long-term debt due to related parties                                784,398
                                                                    ------------

         TOTAL LIABILITIES                                            1,557,723
                                                                    ------------

   STOCKHOLDERS' (DEFICIT)
      Preferred stock, no par value, authorized 10,000,000
         shares, none issued and outstanding                                 --
      Common stock, par value $.001, authorized 100,000,000
         shares, issued and outstanding 986,243                             986
      Paid-in capital                                                 1,166,178
      Retained (Deficit)                                             (2,439,702)
                                                                    ------------

         TOTAL STOCKHOLDERS' (DEFICIT)                               (1,272,538)
                                                                    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)              $   285,185
                                                                    ============

SINGLE SOURCE FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                           FOR THE YEAR ENDED
                                                              OCTOBER 31,
                                                         -----------------------
                                                            2003         2002

Revenues                                                 $      --    $      --
Cost of revenues                                                --           --
                                                         ----------   ----------
     Gross profit                                               --           --


Selling, general, and administrative expenses             (141,935)     (74,743)
                                                         ----------   ----------


  Net loss from operations                                (141,935)     (74,743)

  Other income (expenses)
     Gain on extinguishment of debt                             --       21,993
     Interest income                                         1,387        1,834
                                                         ----------   ----------

       Loss before income taxes                           (140,548)     (50,916)

       Provision for income tax                             (1,800)          --
                                                         ----------   ----------


       Net loss from continuing operations                (142,348)     (50,916)
                                                         ----------   ----------

       Discontinued operations
           Loss from operations of Single Source
               Electronic Transactions, Inc.              (127,365)    (619,808)

           Loss from disposal of Single Source
               Electronic Transactions, Inc. assets             --       (5,338)
                                                         ----------   ----------
                                                          (127,365)    (625,146)
                                                         ----------   ----------

                    Net loss                             $(269,713)   $(676,062)
                                                         ==========   ==========


                    Basic Loss Per Share
                      Continued operations               $   (0.20)   $   (0.09)
                      Discontinued operations                (0.18)       (1.06)
                                                         ----------   ----------
                         Net loss                        $   (0.38)   $   (1.15)
                                                         ==========   ==========


                    Weighted average shares outstanding    724,403      587,350
                                                         ==========   ==========

SINGLE SOURCE FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
---------------------------------------------------------------------------------------------------------------

                                                              COMMON STOCK           ADDITIONAL
                                                      ---------------------------     PAID-IN        RETAINED
                                                         SHARES         AMOUNT        CAPITAL        DEFICIT
                                                      ------------   ------------   ------------   ------------

       BALANCE - OCTOBER 31, 2001                         574,805    $       575    $   173,055    $(1,466,754)

Prior-period adjustment - recognition of interest
   expense per the terms of a convertible debenture
   relating to loan payable - other                            --             --             --        (27,173)
Shares issued for services                                 22,635             23        279,502             --
Contributed office rent                                        --             --          7,500             --

Net loss for the year ended October 31, 2002                   --             --             --       (676,062)
                                                      ------------   ------------   ------------   ------------

       BALANCE - OCTOBER 31, 2002                         597,440            597        460,057     (2,169,989)

Shares issued in cancellation of indebtedness             395,380            395        675,241             --
Shares rescinded                                          (32,000)           (32)            32             --
Contributed office rent                                        --             --          8,000             --
Shares issued for services                                 22,873             23         22,850             --
Other                                                       2,550              2             (2)            --
Net loss for the year ended October 31, 2003                   --             --             --       (269,713)
                                                      ------------   ------------   ------------   ------------

       BALANCE - OCTOBER 31, 2003                         986,243    $       986    $ 1,166,178    $(2,439,702)
                                                      ============   ============   ============   ============

SINGLE SOURCE FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------

                                                                       FOR THE YEAR
                                                                          ENDED
                                                                       OCTOBER 31,
                                                                    2003         2002
                                                                 ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) from continuing operations                         $(142,348)   $ (50,916)
   Adjustments to reconcile net (loss) to net cash
      (used) in operating activities of continuing operations:
         (Loss) from discontinued operations                      (127,365)    (625,146)
         Depreciation                                                2,730        2,632
         Amortization                                                   --          111
         Contributed rent                                            8,000        7,500
         Interest income                                            (1,387)      (1,834)
         Interest expense                                          103,512      107,530
         Bad debt                                                   31,621           --
         Common stock issued for services                           22,873      279,525
         Loss on abandonment of leasehold improvements                  --        5,338
         (Increase) Decrease in Assets
           Decrease in trade receivable                                185          115
           Decrease in inventories                                      --       23,212
         Increase (Decrease) in Liabilities
           (Decrease) in bank overdraft                                 --      (14,066)
           Increase in income tax payable                            2,827           --
           Increase (decrease) in accounts payable                 (51,080)      66,138
           Increase in accrued interest                             31,800           --
                                                                 ----------   ----------

         NET CASH (USED) IN OPERATING ACTIVITIES                  (118,632)    (199,861)
                                                                 ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Advances to Card Ready International, Inc.                      (11,500)    (259,000)
   Repayments from Card Ready International, Inc.                   63,000           --
   Equipment acquisition                                                --       (3,062)
                                                                 ----------   ----------

         NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES           51,500     (262,062)
                                                                 ----------   ----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from related parties                                     9,500      133,000
   Advances from others                                             65,000      344,000
   Repayments on related party loans                                (8,000)     (15,100)
                                                                 ----------   ----------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                  66,500      461,900
                                                                 ----------   ----------

         NET (DECREASE) IN CASH AND CASH
           EQUIVALENTS                                                (632)         (23)

         BEGINNING BALANCE - CASH AND CASH EQUIVALENTS               2,368        2,391
                                                                 ----------   ----------

         ENDING BALANCE - CASH AND CASH EQUIVALENTS              $   1,736    $   2,368
                                                                 ==========   ==========

SINGLE SOURCE FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

     SUPPLEMENTAL INFORMATION:
                                                  FOR THE YEAR
                                                      ENDED
                                                   OCTOBER 31,
                                               2003            2002
                                            ----------     ----------

                       Interest Expense     $     138      $     560

                       Income Taxes         $      --      $      --


     NON-CASH INVESTING AND FINANCING ACTIVITIES:

         For the year ended October 31, 2003, the Company issued 6,500 shares of its common stock to a creditor of certain third parties in consideration for the cancellation of $70,000 due by the Company to the related parties.

         For the year ended October 31, 2003, the Company issued 31,880 shares of its restricted common stock to a shareholder of the Company and a creditor of B.A.A.M.S., Inc. in exchange for the cancellation of $70,136 of indebtedness due B.A.A.M.S., Inc. by the Company

         For the year ended October 31, 2003, the Company issued 357,000 shares of its common stock to a related party in exchange for the cancellation of $535,500 of indebtedness.

         For the year ended October 31, 2002, a prior-period adjustment, for interest expense recognition per the terms of a convertible debenture, of $27,173 recorded to retained earnings.

SINGLE SOURCE FINANCIAL SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION

         Single Source Financial Services Corporation (the "Company") was incorporated in New York on September 19, 1994. In November 2000, the Company acquired Single Source Electronic Transactions, Inc. ("SSET").

         In August 2001, a dispute arose between the Company and the seller of SSET. Under the terms of the settlement, the seller received the historical residual stream generated on all sales made prior to July 31, 2001. For financial reporting purposes, the Company treated this transaction as a disposal of a business segment. See Note 9.

         On October 2, 2003, the Company effected a 1-for-100 reverse stock split of Company's $.001 par value common stock. As a result of the reverse stock split, issued and outstanding shares were reduced by 98,974,239 shares. All equity accounts and related transactions included in the accompanying financial statements have been restated to reflect the reverse stock split as if it occurred at the beginning of each period presented.

         The Company's financial statements are prepared using the accrual method of accounting in accordance with generally accepted accounting principles accepted in the United States and have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PROPERTY AND EQUIPMENT
         ----------------------

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

         The Company depreciates its property and equipment as follows:

            Financial statement reporting - straight-line method as follows:

                  Furniture and fixtures                             5 years
                  Computer equipment                                 5 years
                  Telephone equipment                                5 years

SINGLE SOURCE FINANCIAL SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         LONG-LIVED ASSETS
         -----------------

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, "by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company has adopted this standard and its adoption had no significant effect on the Company's financial statements.

         NET LOSS PER SHARE
         ------------------

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS.

         CASH AND CASH EQUIVALENTS
         -------------------------

         For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

         ACCOUNTING ESTIMATES
         --------------------

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

         INCOME TAXES
         ------------

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

SINGLE SOURCE FINANCIAL SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2003. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

         REVENUE AND COMMISSION EXPENSE RECOGNITION - DISCONTINUED OPERATIONS
         --------------------------------------------------------------------

         Income from equipment sales was recognized after the buyer received its merchant and terminal identification numbers and was approved for any applicable financing.

         Income from residuals was recognized when the residual payment is actually received.

         The Company recognized commissions owed upon the actual receipt of payment on the related sale.

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The consolidated financial statements include the accounts of Single Source Financial Services Corporation and its wholly owned subsidiary Single Source Electronic Transactions, Inc. SSET has been treated as a discontinued operation and net assets and liabilities are reported as a separate line item on the balance sheet as net liabilities of discontinued operations. All material inter-company accounts and transactions have been eliminated.

         CONCENTRATION OF CREDIT RISK
         ----------------------------

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable from related party as the only major asset of the Company. As of October 31, 2003, loans receivable from related party represent a major asset of the Company and if not collected could represent a credit risk to the Company.

         RECLASSIFICATION
         ----------------

         Certain amounts in October 31, 2002 have been reclassified to conform to the October 31, 2003 presentation. Such reclassification had no effect on net income as previously reported.

SINGLE SOURCE FINANCIAL SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         ADVERTISING
         -----------

         The Company and SSET expense all advertising as incurred. For the years ended October 31, 2003 and 2002, the Company charged to discontinued operations $90 and $32,381, respectively.

         RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

         The FASB recently issued the following statements:

               FASB 148 - Accounting for Stock-Based Compensation - Transition
                          and Disclosure and amendment of FASB Statement No. 123
               FASB 150 - Accounting for Certain Financial Instruments with
                          Characteristics of both Liabilities and Equity

         These FASB statements did not have, or are not expected to have, a material impact on the Company's financial position and results of operations.


NOTE 3 - LOANS RECEIVABLE - RELATED PARTY

         For the year ended October 31, 2003, the Company made advances of $11,500 and collected $63,000 from Card Ready International, Inc. ("Card Ready") pursuant to a binding letter of intent under which the Company has agreed to advance up to $500,000 to Card Ready in incremental installments. Under the letter of intent, the Company has the option to purchase a majority of the shares of Card Ready from MBBRAMAR, Inc., a corporation wholly owned by shareholders of the Company. That option was exercised on April 29, 2002; however, the purchase has not yet been consummated. See Note 13.


NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment with a book value of $5,949 are pledged as collateral for long-term debt due to related parties. Depreciation charged to discontinued operations for the years ended October 31, 2003 and 2002 amounted to $819 and $1,600, respectively. Depreciation charged to continuing operations for the years ended October 31, 2003 and 2002, were $1,911 and $1,142, respectively.

SINGLE SOURCE FINANCIAL SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 -   PAYABLE ON CUSTOMER LEASE CHARGEBACKS

         Pursuant to agreements with two leasing companies, the Company was obligated to assume the cost of leases entered into by its customers who subsequently defaulted under the terms of their respective leases. The remaining balance at October 31, 2003 totaled $40,363 and is payable in monthly installments without interest through December 2006 as follows:

                  October 31, 2004      $19,290
                  October 31, 2005       18,215
                  October 31, 2006        2,858
                                        --------
                                        $40,363
                                        ========

         This obligation is included in the accompanying balance sheet and classified as debt relating to discontinued operations.


NOTE 6 - RELATED PARTY TRANSACTIONS

         a) For the years ended October 31, 2003 and 2002, the Company's operations were partially funded through advances made by B.A.A.M.S., Inc., a corporation wholly owned by two shareholders. The amounts advanced are evidenced by various promissory notes and are assessed interest at an annual rate of 8%. Each note matures in thirty-six months from the date of advance.
             The advances are secured by a lien covering property and equipment with a book value of $5,949. The balance of the loan as of October 31, 2003, amounted to $656,791.

             The two shareholders of B.A.A.M.S. and their immediate family own approximately 70% of the Company's outstanding common stock.

             Interest charged to discontinued operations for the years ended October 31, 2003 and 2002 amounted to $79,465, and $89,952, respectively. Interest charged to continuing operations for the years ended October 31, 2003 and 2002 amounted to $3,647, and $0, respectively.

         b) For the years ended October 31, 2003 and 2002, the Company received advances from its President. The amounts advanced are evidenced by various promissory notes and are assessed interest at an annual rate of 8%. Each note matures in thirty-six months from the date of advance. The balance at October 31, 2003, amounted to $54,929.

             Accrued interest of $2,508 and $3,098 were charged to discontinued operations for the years ended October 31, 2003 and 2002. Interest charged to continuing operations for the years

SINGLE SOURCE FINANCIAL SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

             ended October 31, 2003 and 2002, amounted to $ 1,681 and $57, respectively.

         c) For the years ended October 31, 2003 and 2002, the Company received advances from four entities controlled by the Directors of the Company. The amounts advanced are evidenced by various promissory notes and are assessed interest at an annual rate of 8%. Each note matures in thirty-six months from the date of advance. The balance of these notes including accrued interest as of October 31, 2003 amounted to $175,170.

             Accrued interest of $11,468 and $10,882 were charged to discontinued operations for the years ended October 31, 2003 and 2002 respectively. Interest charged to continuing operations for the years ended October 31, 2003 and 2002 was $3,944 and $3,538, respectively.

             A schedule of maturities of long term indebtedness due related parties is as follows:
                          October 31, 2004    $ 102,492
                          October 31, 2005      345,488
                          October 31, 2006      438,910
                                              ----------
                                              $ 886,890
                                              ==========

         d) The Company operates from the offices of Card Ready without charge. For financial reporting purposes $8,000 and $7,500, which represented the estimated fair market value of office rent, was charged to operations for the years ended October 31, 2003 and 2002, respectively.


NOTE 7 - INCOME TAXES

         INCOME TAX EXPENSE

         The provision for income tax expense for the years ended October 31, 2003 and 2002 are as follows:

                                                         2003           2002
                                                       ---------     --------
                  Current
                     Federal                           $     --      $    --
                     State                                1,800           --
                                                       ---------     --------
                        Total Income Tax Expense       $  1,800      $    --
                                                       =========     ========

         DEFERRED TAXES

         Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and

SINGLE SOURCE FINANCIAL SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         liabilities to which they relate. At October 31, 2003 the components of deferred tax assets are as follows:

                           Net operating loss carryforward           $  646,727
                                Less valuation allowance               (646,727)
                                                                     -----------
                           Net deferred tax assets                   $       --
                                                                     ===========

         VALUATION ALLOWANCE

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred taxes, projected future taxable income and tax planning strategies in making this assessment.

         A reconciliation of the valuation allowance is as follows:

                  Balance, at November 1, 2002                       $  604,791
                  Addition for the period                                41,936
                                                                     -----------
                  Balance, at October 31, 2003                       $  646,727
                                                                     ===========

         NET OPERATING LOSS CARRYFORWARD

         The Company has available at October 31, 2003 $2,724,448 of unused operating loss carryforwards that may be applied against future taxable income which expire in various years throughout 2022.


NOTE 8 - LOAN PAYABLE - OTHER

         The Company has received total advances from an unrelated third party through October 31, 2003 totaling $489,000. Of the amounts received, $424,000 is subject to the terms of a convertible debenture. The terms of the debenture were finalized in January 2004. Under the terms of the debenture, the amounts received are assessed interest, retroactively, at a rate of 7.5% per annum and the total outstanding balance, including accrued interest, is convertible into 1,931,890 shares of common stock at a conversion price of $.25 per share. As of October 31, 2003, the total balance due under the debenture is $482,973. Interest of $31,800 has been charged to continuing operations for the year ended October 31, 2003. See Note 13. Interest expense of $27,173 for the year ended October 31, 2002 has been recorded as a prior-period adjustment. See Note 12.

SINGLE SOURCE FINANCIAL SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         As indicated, of the $489,000 received, $65,000 is not subject to the terms of the debenture and is non-interest bearing, unsecured, and due on demand.


NOTE 9 - DISCONTINUED OPERATIONS

         As indicated above, the Company transferred the residual stream of merchant accounts to the former owner of SSET. In addition to this transaction, for the year ended October 31, 2002, the Company abandoned certain office equipment and other assets. The Company accounted for this transaction as a disposal of a segment of its operations. Discontinued operations for the two years ended October 31, 2003 and 2002, consist of the following:


                                                                FOR THE YEAR       FOR THE YEAR
                                                                   ENDED              ENDED
                                                              OCTOBER 31, 2003   OCTOBER 31, 2002
                                                               --------------     --------------
                Revenues                                       $       7,680      $      33,049
                Cost of revenues                                          --            (19,547)
                                                               --------------     --------------
                    Gross profit                                       7,680             13,502

                Selling, general, and administrative
                expenses                                             (47,599)          (525,220)
                                                               --------------     --------------

                           Net Loss from operations                  (39,919)          (511,718)

                    Other income (expense)
                           Interest income                                --                 --
                           Interest expense                          (87,446)          (108,090)
                                                               --------------     --------------
                                Net Loss before income taxes        (127,365)          (619,808)

                                Provision for income tax                  --                 --
                                                               --------------     --------------

                                Net Loss                       $    (127,365)     $    (619,808)
                                                               ==============     ==============


NOTE 10 - STOCKHOLDERS' EQUITY

         Common Stock
         ------------

         The holders of the Company's common stock are entitled to one vote per share of common stock held.

SINGLE SOURCE FINANCIAL SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Preferred Stock
         ---------------

         The holders of preferred stock have certain preferential rights over the holders of the Company's common shares. Dividend features or voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval. As of October 31, 2003 there were no preferred shares outstanding.

         Issuances Involving Non-Cash Consideration
         ------------------------------------------

         All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the respective stock issuance or the value of consideration received, whichever is more readily determinable.

         On December 18, 2002, the Company issued 1,000,000 (pre-split) (10,000 shares post-split) shares of its common stock in consideration for consulting services. The shares were valued at $10,000.

         On December 18, 2002 the Company issued 650,000 (pre-split) (6,500 shares post-split) shares of its common stock to a creditor who had lent two related parties funds that were part of the advances made to the Company during 2002. The 650,000 (pre-split) (6,500 shares post-split) shares were issued in consideration for the cancellation of $70,000 of indebtedness due the related parties, and in turn had their respective indebtedness canceled by the creditor.

         On December 20, 2002, the Company issued 1,000,000 (pre-split) (10,000 shares post-split) shares of its common stock in consideration for consulting services. The shares were valued at $10,000.

         On January 10, 2003 the Company issued a total of 287,300 (pre-split) (2,873 shares post-split) shares of its common stock to two consultants for services rendered. The shares were valued at $2,873.

NOTE 11 - EMPLOYEE STOCK PLAN

         On April 19, 2002, the Company formed the Single Source Financial Services Corporation 2002 Omnibus Securities Plan. Under the plan, the Company may grant options or issue stock to selected employees, directors, and consultants for up to 3,000,000 (pre-split) (30,000 shares post-split) shares. The exercise price of each option is at the discretion of the Board of Directors but can not be less than 85% of the fair market value of a share at the date of grant (100% of fair market value for 10% shareholders). The vesting period of each option granted is also at the discretion of the Board of Directors, but each option granted shall vest at a rate of no less than 20% per year from date of grant. As of October 31, 2003, no options have been granted.

SINGLE SOURCE FINANCIAL SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         However, the Company issued 1,925,000 (pre-split) (19,250 shares post-split) shares of common stock to various consultants through the plan as discussed in Note 10 above.

NOTE 12 - PRIOR-PERIOD ADJUSTMENT

         Retained deficit at the beginning of October 31, 2002 has been adjusted to correct an error relating to the retroactive recognition of interest expense per the terms of a convertible debenture. The error increased the net loss for the year ended October 31, 2002 by $27,173.

NOTE 13 - SUBSEQUENT EVENTS

         LOAN PAYABLE - OTHER
         --------------------
         In January 2004, the Company finalized its debt conversion agreement whereby 1,931,890 (post-split) shares of common stock will be issued to the lender in exchange for the cancellation of $482,973 of indebtedness. See Note 8.

         CONTINGENCIES
         -------------
         On November 5, 2003, the Company settled lawsuits filed against it for breach of contract and fraud in connection with services allegedly provided. The Company issued 1,400,000 (pre-split) (14,000 shares post split) shares of common stock valued at $14,000.

         REORGANIZATION
         --------------
         The Company is currently negotiating the final stages of a Reorganization and Stock Purchase Agreement with Bio-Solutions Manufacturing, Inc. ("BSM"). Under the terms of the agreement, the shareholders of BSM will receive 11,865,000 shares of common stock of the Company in exchange for the transfer of all of the shares of BSM to the Company. Under the agreement, shares of SSET will be distributed to the shareholders of the Company, who will receive shares of SSET's common stock on a pro-rata basis determined on the number of shares that each shareholder holds of the Company's common stock on the record date of the distribution. In addition, under the terms of the agreement, the prior exercise of the option currently held by the Company regarding its ability to acquire shares of Card Ready will be canceled and the option will be transferred to SSET. The terms of the option will then be re-negotiated.

SINGLE SOURCE FINANCIAL SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - MANAGEMENT'S DISCUSSION ON FUTURE OPERATIONS

         Since its inception, the Company has had recurring losses totaling $2,439,702. Substantially all of the losses have been funded by shareholder and officer loans. During 2002, the Company discontinued its business relating to the sales and leasing of electronic processing equipment to merchants, from which the majority of the Company's losses relate, thereby significantly reducing the Company's overhead. As discussed in Note 13, the Company's prior exercise of the option to acquire shares of CardReady is being canceled and the option transferred to SSET, which will renegotiate the option with the owner of the CardReady shares. Management also anticipates advancing funds to the Company on an as needed basis and also plans on seek new capital through stock and debt offerings.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the Company completed its evaluation.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         DIRECTORS AND EXECUTIVE OFFICERS. The following table sets forth the names and ages of the current directors and executive officers of the Company and the principal offices and positions with the Company held by each person. Subject to prior resignation or removal, the Company's directors serve in that capacity until the next annual meeting of shareholders or until their successors are elected or appointed and duly qualified. Officers are appointed by the Board of Directors and serve in that capacity until resignation or removal.

                Name              Age                   Position
         -------------------      ---       -----------------------------------
           Arnold F. Sock          50             President and Director

           Harry L. Wilson         59       Chief Financial Officer, Secretary
                                                        and Director

           Pamela Becker           59                   Director

          Arlene Rosenblatt        69                   Director

         ARNOLD F. SOCK was elected a director of the Company in July 2000 and became President in September 2000. Prior to becoming President of the Company, Mr. Sock was a director and President of Internet Business International, Inc., a publicly traded company, from November 1998 through August 1999. Prior to that time, Mr. Sock was Director of Operations for Commercial Ventures, Inc., a real estate investment company from September 1997 to September 1998. During the four years prior to that, Mr. Sock provided business consulting services to a wide variety of businesses. Mr. Sock holds an Associate in Science degree in Business Administration and a Bachelor of Science degree in Accounting from Roger Williams University, a Juris Doctorate degree from the University of West Los Angeles School of Law and a Master of Laws in Taxation from Golden Gate University Law School. Mr. Sock is a member of the California State Bar.

         HARRY L. WILSON was elected a director of the Company in July 2000 and became Secretary and Chief Financial Officer in September 2000. Mr. Wilson is currently the managing member of CashReady, LLC, a California-licensed lender. From December 1998 to June 2001, Mr. Wilson was President and a director of Tax Debt Negotiators, Inc., a corporation which provides assistance to persons with state and federal tax debt payment problems. From 1997 to 1998, Mr. Wilson was Secretary and Treasurer of IRS Solutions, which provides assistance to persons with state and federal tax debt problems. From 1994 to 1997, Mr. Wilson was a director of Central Processing for Kaye Kotts, which negotiates the resolution of IRS collection matters. Mr. Wilson holds a Bachelor of Arts degree from the University of California at Santa Barbara and an MBA from Pepperdine University.

         PAMELA BECKER was elected a director of the Company in July 2000. Since 1991, Mrs. Becker has been the Escrow Officer/Manager of Vera's Escrow and its predecessor First City Escrow. Prior to 1991, Mrs. Becker owned and operated various businesses including a Burger King franchise and several hotels. Mrs. Becker attended the University of California at Berkeley and Boston University.

         ARLENE ROSENBLATT was elected a director of the Company in July 2000. During the past five years, Mrs. Rosenblatt has acted as a consultant to small businesses regarding computer-related problems. Prior to commencing her consulting practice, Mrs. Rosenblatt served for 31 years as a high school teacher in California with certification in business organizations, computers and math. Mrs. Rosenblatt is active with and has served as President of various community organizations which have an emphasis in business management and cost control. Mrs. Rosenblatt holds a Bachelor of Science degree from the University of California at Los Angeles.

         FAMILY RELATIONSHIPS. There are no family relationships among any directors and/or executive officers of the Company.

         LEGAL PROCEEDINGS. During the past five years, no bankruptcy petition has been filed by or against any business of which any executive officer, director, promoter or controlling shareholder of the Company was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time. In addition, during the past five years, no executive officer, director, promoter or controlling shareholder of the Company has been
(i) convicted in a criminal proceeding or become subject to a pending criminal proceeding (excluding traffic violations and other minor offenses), (ii) subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person's involvement in any type of business, securities or banking activities or (iii) found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and such judgment has not been reversed, suspended or vacated.

         AUDIT COMMITTEE FINANCIAL EXPERT. The Company does not currently have an audit committee financial expert serving on it audit committee because its minimal level of operations does not create the need for such an expert.


         COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.
Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's directors and executive officers and persons who beneficially own more than ten percent of the Company's common stock file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of their common stock. Such executive officers, directors and significant shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports that they file. To the Company's knowledge, based solely on a review of such reports and any amendments thereto furnished to the Company during or with respect to the fiscal year ended October 31, 2003, during such fiscal year none of such persons has failed to file on a timely basis any required Section 16(a) report.

         CODE OF ETHICS. The Company does not intend to adopt a Code of Ethics until such time as its operations have increased from the current minimal levels and additional senior management personnel have been retained.

ITEM 10. EXECUTIVE COMPENSATION.

         EXECUTIVE OFFICERS AND DIRECTORS. None of the Company's officers are parties to employment agreements or other compensation arrangements with the Company, and none of them have received, or are entitled to, any compensation of any kind from the Company for services provided during the last fiscal year.

         BOARD COMPENSATION. Directors of the Company receive no compensation for services provided as a director; they are, however, entitled to reimbursement for their travel expenses. The Company does not pay any amount for committee participation or special assignments of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         CERTAIN BENEFICIAL OWNERS. The following table sets forth the beneficial ownership of the Company's common stock (the Company's only class of voting stock) as of January 20, 2004, as to (i) each person or entity who is known by the Company to own beneficially more than five percent of the Company's common stock, (ii) the Company's directors and (iii) all directors and executive officers as a group.


                                       Number of Shares
                                       Beneficially
Beneficial Owner                       Owned (1)         Percentage of Class (2)
----------------------------           ----------------  -----------------------

Arnold F. Sock (3)                           56,875               5.69%
Harry L. Wilson (3)                          10,170               1.02%
Pamela Becker (3)                            37,422               3.74%
Arlene Rosenblatt (3)                        57,422               5.74%
Brandon Becker (3)(4)                        94,149               9.41%
B.A.A.M.S., Inc. (3)(5)                     357,000              35.69%

All directors and executive officers
as a group (four persons) (6)               161,889              16.12%

-----------------------
(1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or similar rights held by that person that are exercisable on or before March 21, 2004 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Based on 1,000,155 shares of common stock outstanding.

(3) Address is 11242 Playa Court, Culver City, California 90230.

(4) Brandon Becker is a former director of the Company and the son of Pamela Becker.

(5) B.A.A.M.S., Inc. is owned by the spouses of Pamela Becker and Arlene Rosenblatt.

(6) Consists of Arnold F. Sock, Harry L. Wilson, Pamela Becker and Arlene Rosenblatt.

         CHANGE IN CONTROL. If and when the BSM Transaction is completed, the Company's existing officers and directors will be replaced with persons selected by the persons who are currently the controlling shareholders of BSM.

         EQUITY COMPENSATION PLANS. In April, 2002, the Company adopted the Single Source Financial Services Corporation 2002 Omnibus Securities Plan (the "Plan"). Under the Plan, the Company has available for issuance up to 3,000,000 shares of its common stock. The Plan was adopted to provide equity awards to (i) selected employees, directors and consultants of the Company in order to provide an opportunity to acquire a proprietary interest in the success of the Company, or to increase such interest, and to encourage those persons to remain in the employ of the Company and (ii) help attract new employees with outstanding qualifications. Under the Plan, the Company can make direct awards in the form of restricted shares of common stock or grant options to acquire those shares (which may constitute incentive stock options or non-statutory stock options). Of the 3,000,000 shares available for issuance under the Plan, 2,145,000 of those shares have previously been issued (although the issuance 250,000 of those shares was later cancelled). There are no outstanding warrants, warrants or other rights with respect to the issuance of any shares under the Plan. Neither the Company nor any of its subsidiaries (i) has issued any shares of the Company under any other equity compensation plan, including any individual compensation arrangement or (ii) currently has any shares of the Company authorized for issuance under any other equity compensation plan, including any individual compensation arrangement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Sid Rosenblatt and Marty Becker, the spouses of Company directors Arlene Rosenblatt and Pamela Becker, respectively, have an interest in MBB and CardReady, which are parties to the CardReady Option previously granted to the Company. See "Item 1. Description of Business."

         In July 2003, the Company privately issued 35,700,000 shares (pre-reverse split) of common stock to B.A.A.M.S., Inc. in return for the cancellation of $535,500 in debt owed by the Company to B.A.A.M.S., Inc. B.A.A.M.S., Inc. is owned by Sid Rosenblatt and Marty Becker.

         As of October 31, 2003, for loans previously made to the Company, the Company owed B.A.A.M.S., Inc. a total of $656,791, which consisted of $573,680 in principal and $83,111in accrued interest. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become fully due and payable in a balloon payment on April 1, 2006.

         On August 22, 2003, B.A.A.M.S., Inc. cancelled $70,136 in debt owed to it by the Company in return for the issuance of 3,188,000 shares (pre-reverse split) of Company common stock to an unrelated third party who was a creditor of B.A.A.M.S., Inc.

         Over the past several years, Arnold F. Sock, the Company's President and a director, has loaned money to both the Company and SSET. As of October 31, 2003, the Company owed Mr. Sock a total of $54,929, consisting of $53,249 in principal and $1,680 in accrued interest. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become fully due and payable in a balloon payment on April 1, 2006. As of October 31, 2003, the Company also owed Mr. Sock a total of $1,232 for loans to SSET, consisting of $1,232 in principal and no accrued interest. The amounts advanced are evidenced by a promissory note and are not assessed interest. The principal balance becomes fully due and payable in a balloon payment on April 1, 2006.


         As of October 31, 2003, for loans previously made to the Company, the Company owed BMS Associates (a partnership which includes Sid Rosenblatt, Marty Becker and Brandon Becker (the latter being a substantial shareholder of the Company)) a total of $93,038, consisting of $91,199 in principal and $1,839 in accrued interest. The amounts advanced are evidenced by a promissory note and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become fully due and payable in a balloon payment on April 1, 2006.

         As of October 31, 2003, for loans previously made to the Company, the Company owed Debt Alliance Services Corporation (a corporation owned by Arnold
F. Sock) a total of $36,567, consisting of $33,670 in principal and $2,897 in accrued interest. As of October 31, 2003, the Company also owed Debt Alliance Services Corporation a total of $36,567 for loans previously made to SSET, which consisted of $33,670 in principal and $2,897 in accrued interest. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become fully due and payable in a balloon payment on April 1, 2006.

         As of October 31, 2003, for loans previously made to the Company, the Company owed Debt Negotiators, Inc. (a corporation owned by Arnold F. Sock) a total of $19,745, consisting of $19,028 in principal and $717 in accrued interest. As of October 31, 2003, the Company also owed Debt Negotiators, Inc. a total of $19,745 for loans previously made to SSET, which consisted of $19,028 in principal, and $717 in accrued interest. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become fully due and payable in a balloon payment on April 1, 2006.

         As of October 31, 2003, for loans previously made to the Company, the Company owed West side Commercial Investments, LLC (an entity owned by Sid Rosenblatt and Marty Becker) a total of $25,819, which consisted of $25,053 in principal and $766 in accrued interest. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become fully due and payable in a balloon payment on April 1, 2006.

         In connection with the proposed BSM Transaction, Arnold F. Sock, Sid Rosenblatt, Marty Becker and Brandon Becker (collectively, the "Controlling Shareholders"), have agreed to provide certain representations, warranties, covenants and indemnifications to BSM. In the event that the BSM Transaction is completed, as part of that transaction it has been agreed that the Company's debts to Arnold Sock, B.A.A.M.S., Inc., BMS Associates and Westside Commercial Investments, LLC, as described above, will be repaid at a discounted rate. In addition, in the event that the BSM Transaction is rescinded within six months after the closing date due to the failure of BMS or certain of its shareholders to comply with certain conditions, the 11,865,000 shares of Company common stock issued in the BMS Transaction will be transferred to the Controlling Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits and Exhibit Index.

     Exhibit No.                      Description
     -----------    --------------------------------------------------------

         3.1        Certificate of Incorporation, as amended, of the Company (1)

         3.2        Bylaws of the Company (1)

         4.1 Single Source Financial Services Corporation 2002 Omnibus Securities Plan (the "Plan") (2)

         4.2 Form of Incentive Stock Option Agreement relating to options granted under the Plan (2)

         4.3 Form of Non Statutory Stock Option Agreement relating to options granted under the Plan (2)

         4.4 Form of Common Stock Purchase Agreement relating to restricted stock granted under the Plan (2)

         10.1 Agreement between the Company and Sabita Dhingra dated October 3, 2001(3)

         10.2 Agreement between the Company and Onkar Holdings, Inc. dated October 3, 2001(3)

         10.3 Agreement between the Company and Ardele (International) dated October 3, 2001(3)

         10.4 Agreement between the Company and Sabaco Investment Advisors dated October 3, 2001(3)

         10.5 Restated Letter of Intent dated April 29, 2002 by and between the Company, MBBRAMAR, INC. and CardReady International, Inc. (4)

         10.6       Notice of Exercise of Option dated April 29, 2002 (4)

         21         Subsidiaries of the Company

         31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

         31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

         32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

--------------------
(1) Incorporated by reference from Company's Registration Statement on Form SB-2 filed with the Commission on November 22, 2000 (File No. 333-50512).

(2) Incorporated by reference from Company's Registration Statement on Form S-8 filed with the Commission on April 19, 2002 (File No. 333-86634).

(3)Incorporated by reference from Company's Registration Statement on Form S-8 filed with the Commission on October 9, 2001 (File No. 33-71222).

(4) Incorporated by reference from Company's Report on Form 8-K dated April 29, 2002 (File No. 0-33229).

         (b) Reports on Form 8-K.
No reports on Form 8-K were filed during the Company's fiscal quarter ended October 31, 2003.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         FEE SUMMARY. The following is a summary of the fees billed to the Company by Jonathon P. Reuben, CPA, An Accountancy Corporation, for professional services rendered for the fiscal years ended October 31, 2003 and 2002:

     Fee Category                   Fiscal 2003 Fees        Fiscal 2002 Fees
-----------------------             ----------------        ----------------
Audit Fees (1)                      $21,245                 $16,306
Audit-related Fees (2)              $0                      $0
Tax Fees (3)                        $0                      $0
All Other Fees (4)                  $0                      $0
TOTAL FEES                          $21,245                 $16,306

----------------
(1) Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Jonathon P. Reuben, CPA, An Accountancy Corporation, in connection with statutory and regulatory filings or engagements.

(2) There were no audit-related services provided in fiscal 2003 or 2002.

(3) There were no tax-related services provided in fiscal 2003 or 2002.

(4) Other than the services reported above, there were no fees for products or services incurred in fiscal 2003 or 2002.

         POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS. The policy of the Company's Audit Committee is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                    SINGLE SOURCE FINANCIAL SERVICES CORPORATION

Dated: January 28, 2004             By:            /S/ ARNOLD F. SOCK
                                        ----------------------------------------
                                         Arnold F. Sock, President and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  January 28, 2004            By:          /S/ HARRY L. WILSON
                                        ----------------------------------------
                                           Harry L. Wilson, Secretary, Chief
                                            Financial Officer, and Director


Dated:  January 28, 2004            By:            /S/ PAMELA BECKER
                                        ----------------------------------------
                                                Pamela Becker, Director


Dated:  January 28, 2004            By:          /S/ ARLENE ROSENBLATT
                                        ----------------------------------------
                                              Arlene Rosenblatt, Director


Dated:  January 28, 2004            By:            /S/ ARNOLD F. SOCK
                                        ----------------------------------------
                                         Arnold F. Sock, President and Director