Form 10QSB
period 2004-01-31
SINGLE SOURCE FINANCIAL SERVICES CORP
filed 2004-03-22
CIK 1128581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2004


[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 to

                     For the transition period from       to




                         Commission file number O-33229


                  Single Source Financial Services Corporation
             (Exact name of registrant as specified in its charter)

           New York                                               16-1576984
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


         1161 James Street                                                 39403
          Hattiesburg, MS                                                  (Zip
(Address of principal executive offices')                                  Code)


        Registrant's telephone number, including area code (601) 582-4000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

    Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __.

                      Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 22, 2004, there were 13,645,155 shares of common stock outstanding.

                  Transitional Small Business Disclosure Format
                                  (check one):

                                 Yes [_] No [X]

                  SINGLE SOURCE FINANCIAL SERVICES CORPORATION

                               TABLE OF CONTENTS
                               -----------------

                                     PART I

Item 1    Financial Statements                                                 3

Item 2    Management's Discussion and Analysis or Plan of Operations          12

Item 3    Controls and Procedures                                             15


                                     PART II



Item 1    Legal Proceedings                                                   16

Item 2    Changes in Securities and Use of Proceeds                           16

Item 3    Defaults Upon Senior Securities                                     16

Item 4    Submission of Matters to a Vote of Security Holders                 16

Item 5    Other Information                                                   16

Item 6    Exhibits and Reports on Form 8-K                                    17


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

ITEM 1    Financial Statements

SINGLE SOURCE FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEET

                                                                      January 31,
                                                                          2004
                                                                      -----------
                                                                      (Unaudited)
ASSETS

   Current Assets
      Cash                                                            $     3,128
      Loans receivable - related party                                    266,500
                                                                      -----------
         Total Current Assets                                             269,628
                                                                      -----------

   Property and Equipment
      Furniture                                                               992
      Office equipment                                                     12,656
                                                                      -----------
                                                                           13,648
      Accumulated depreciation                                            (10,429)
                                                                      -----------
                                                                            3,219
                                                                      -----------

         TOTAL ASSETS                                                 $   272,847
                                                                      ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

   Current Liabilities
      Accounts payable                                                $    32,884
      Income taxes payable                                                  1,644
      Loan payable - other                                                579,988
      Current portion of long-term debt due to related parties            728,773
      Net liabilities of discontinued operations                           84,961
                                                                      -----------
         Total Current Liabilities                                      1,428,250

   Long-term debt due to related parties                                  174,001
                                                                      -----------

         Total Liabilities                                              1,602,251
                                                                      -----------

   Stockholders' (Deficit)
      Preferred stock, no par value, authorized 10,000,000 shares,
         none issued and outstanding                                           --
      Common stock, par value $.001, authorized 100,000,000 shares,
         issued and outstanding 1,000,243                                   1,000
      Paid-in capital                                                   1,180,164
      Retained (Deficit)                                               (2,510,568)
                                                                      -----------

         Total Stockholders' (Deficit)                                 (1,329,404)
                                                                      -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                $   272,847
                                                                      ===========

See accompanying notes.

SINGLE SOURCE FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Three-Months Ended
                                                                    January 31,
                                                            ---------------------------
                                                               2004            2003
                                                            (Unaudited)     (Unaudited)
Revenues                                                     $      --       $      --
Cost of revenues                                                    --              --
                                                             ---------       ---------
     Gross profit                                                   --              --

Selling, general, and administrative expenses                  (57,311)        (27,365)
                                                             ---------       ---------

  Net loss from operations                                     (57,311)        (27,365)

  Other income (expense)
     Interest income                                                --             463
                                                             ---------       ---------

       Loss before income taxes                                (57,311)        (26,902)

       Provision for income tax                                     --              --
                                                             ---------       ---------

       Net loss from continuing operations                     (57,311)        (26,902)
                                                             ---------       ---------

       Discontinued operations
           Loss from operations of Single Source
               Electronic Transactions, Inc.                   (13,555)        (27,061)
                                                             ---------       ---------

                    Net loss                                 $ (70,866)      $ (53,963)
                                                             =========       =========

                    Basic Loss Per Share
                      Continued operations                   $       *       $       *
                      Discontinued operations                $   (0.01)      $       *
                                                             ---------       ---------
                         Net loss                            $       *       $       *
                                                             =========       =========

                    Weighted average shares outstanding        986,243         610,553
                                                             =========       =========

See accompanying notes.

*     Less then $(.01) loss per share

SINGLE SOURCE FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Three-Months
                                                                              Ended
                                                                           January 31,
                                                                       2004           2003
                                                                   -----------     -----------
                                                                   (Unaudited)     (Unaudited)
Cash Flows from Operating Activities
    Net loss from continuing operations                              $(57,311)      $(26,902)
    Adjustments to reconcile net loss to net cash
       used in operating activities of continuing operations:
           Loss from discontinued operations                          (13,555)       (27,061)
           Depreciation                                                 2,730            682
           Common stock issued for services                            14,000         22,873
           (Increase) Decrease in Assets
              Decrease in trade receivable                                 --            185
           Increase (Decrease) in Liabilities
              Decrease in income taxes payable                         (2,783)            --
              Decrease in accounts payable                               (588)       (23,049)
              Increase in accrued interest                             25,899         28,138
                                                                     --------       --------

           Net Cash Used in Operating Activities                      (31,608)       (25,134)
                                                                     --------       --------

Cash Flows from Investing Activities
    Repayments from Card Ready International, Inc.                     11,000         22,000
                                                                     --------       --------

           Net Cash Provided by Investing Activities                   11,000         22,000
                                                                     --------       --------

Cash Flows from Financing Activities
    Advances from related parties                                          --          1,000
    Advances from others                                               29,000             --
    Repayments on related party loans                                  (7,000)            --
                                                                     --------       --------

           Net Cash Provided by Financing Activities                   22,000          1,000
                                                                     --------       --------

           Net Increase (Decrease) in Cash and Cash Equivalents         1,392         (2,134)

           Beginning Balance - Cash and Cash Equivalents                1,736          2,368
                                                                     --------       --------

           Ending Balance - Cash and Cash Equivalents                $  3,128       $    234
                                                                     ========       ========

See accompanying notes.

SINGLE SOURCE FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Information:

                                            For the Three-Months
                                                    Ended
                                                 January 31,
                                           2004                 2003
                                      ---------------     ---------------
                                        (Unaudited)          (Unaudited)
              Interest Expense        $            --     $           133
                                      ===============     ===============

              Income Taxes            $            --     $            --
                                      ===============     ===============

Non-cash Investing and Financing Activities:

      For the quarter ended January 31, 2003, the Company issued 650,000 shares of its common stock to a creditor of certain third parties in consideration for the cancellation of $70,000 due by the Company to the related parties.

      For the quarter ended January 31, 2004, the Company issued 14,000 shares of its common stock for the settlement of a lawsuit for $14,000.

See accompanying notes.

                  SINGLE SOURCE FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2004
                                   (Unaudited)

Note 1 - Summary of Significant Accounting Policies

          Presentation
          ------------

          The accompanying unaudited consolidated financial statements are represented in accordance with the requirements for Form 10-QSB and article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Single Source Financial Services Corporation's financial statements for the year ended October 31, 2003, contained in the Company's Form 10-KSB for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

          The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three-months ended January 31, 2004 and January 31, 2003, are not necessarily indicative of the results that may be expected for the year.

         Nature of Business and History of Company
         -----------------------------------------

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


          After the settlement, the Company continued in the same business and in 2002 discontinued the operations of SSET. During the quarter ended January 31, 2004, the Company had little activity.

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

          The Company depreciates its property and equipment as follows:

          Financial statement reporting - straight-line method as follows:

                  Furniture                                            5 years
                  Computer equipment                                   5 years
                  Telephone equipment                                  5 years

          Long-Lived Assets
          -----------------

          In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company has adopted this standard and its adoption had no significant effect on the Company's financial statements.

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

          Fair Value of Financial Instruments
          -----------------------------------

          Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2004. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

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

          Concentration of Credit Risk
          ----------------------------

          Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable from related party as the only major asset of the Company. As of January 31, 2004, loans receivable from related party represent a major asset of the Company and if not collected could represent a credit risk to the Company.


          Reclassification
          ----------------

          Certain amounts in January 31, 2003 have been reclassified to conform to the January 31, 2004 presentation. Such reclassification had no effect on net income as previously reported.

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


Note 2 - Loans Receivable - Related Party


          For the three-months ended January 31, 2004, the Company collected $11,000 from Card Ready International, Inc. ("Card Ready") pursuant to a binding letter of intent under which the Company has agreed to advance up to $500,000 to Card Ready in incremental installments. Under the letter of intent, the Company has the option to purchase a majority of the shares of Card Ready from MBBRAMAR, Inc., a corporation wholly owned by shareholders of the Company. That option was exercised on April 29, 2002; however, the option will be cancelled and transferred to SSET. See Note 11.



Note 3 - Property and Equipment


          Property and equipment with a book value of $3,219 are pledged as collateral for long-term debt due to related parties. Depreciation charged to discontinued operations for the three-months ended January 31, 2004 and 2003 amounted to $819 and $0, respectively. Depreciation charged to continuing operations for the three-months ended January 31, 2004 and 2003, were $1,911 and $682, respectively.



Note 4 - Payable on Customer Lease Chargebacks

          Pursuant to agreements with two leasing companies, the Company was obligated to assume the cost of leases entered into by its customers who subsequently defaulted under the terms of their respective leases. The remaining balance at January 31, 2004 totaled $35,002 and is payable in monthly installments without interest through December 2006. This obligation is included in the accompanying balance sheet and classified as debt relating to discontinued operations.


Note 5 - Related Party Transactions


     a) The Company has notes payable to B.A.A.M.S., Inc., a corporation wholly owned by two shareholders. The notes are evidenced by various promissory notes and are assessed interest at an annual rate of 8%. Each note matures in thirty-six months from the date of advance. The notes are secured by a lien covering property and equipment with a book value of $3,219. The balance of these notes including accrued interest at January 31, 2004 amounted to $670,035.


          The two shareholders of B.A.A.M.S. and their immediate family own approximately 70% of the Company's outstanding common stock.



          Interest charged to discontinued operations for the three-months ended January 31, 2004 and 2003 amounted to $9,523, and $23,780, respectively. Interest charged to continuing operations for the three-months ended January 31, 2004 and 2003 amounted to $3,721, and $0, respectively.



     b) The Company has notes payable from its President. The amounts advanced are evidenced by various promissory notes and are assessed interest at an annual rate of 8%. Each note matures in thirty-six months from the date of advance. The balance of these notes including accrued interest at January 31, 2004, amounted to $54,037.


          Interest charged to discontinued operations for the three-months ended January 31, 2004 and 2003 amounted to $25, and $905, respectively. Interest charged to continuing operations for the three-months ended January 31, 2004 and 2003 amounted to $1,083, and $0, respectively.


     c) The Company has notes payable with four entities controlled by the Directors of the Company. The amounts advanced are evidenced by various promissory notes and are assessed interest at an annual rate of 8%. Each note matures in thirty-six months from the date of advance. The balance of these notes including accrued interest as of January 31, 2004 amounted to $178,701.


          Interest charged to discontinued operations for the three-months ended January 31, 2004 and 2003 amounted to $1,136, and $3,453, respectively. Interest charged to continuing operations for the three-months ended January 31, 2004 and 2003 amounted to $2,397, and $0, respectively.


     d) The Company operates from the offices of Card Ready without charge. For the three-months ended January 31, 2004 and 2003, $0 was charged to operations for rent.


Note 6 - Loan Payable - Other


          The Company has received total advances from an unrelated third party through January 31, 2004 totaling $513,000. Of the amounts received, $424,000 is subject to the terms of a convertible debenture. Under the terms of the debenture, the amounts received are assessed interest, retroactively, at a rate of 7.5% per annum and the total outstanding balance, including accrued interest, is convertible into 1,931,890 shares of common stock at a conversion price of $.25 per share. As of January 31, 2004, the total balance including accrued interest due under the debenture is $579,988. Interest of $6,503 has been charged to continuing operations for the three-months ended January 31, 2004. Interest of $1,512 has been charged to discontinuing operations for the three-months ended January 31, 2004. See Note 10.



Note 7 - Discontinued Operations

          As indicated above, the Company transferred the residual stream of merchant accounts to the former owner of SSET. The Company accounted for this transaction as a disposal of a segment of its operations. Discontinued operations for the three-months ended January 31, 2004 and 2003, consisted of the following:




                                                     For the Three        For the Three
                                                      Months Ended        Months Ended
                                                    January 31, 2004    January 31, 2003
                                                    ----------------    ----------------
                                                       (Unaudited)         (Unaudited)

Revenues                                                 $ 10,911           $  1,736
Cost of revenues                                                -                  -
                                                         --------           --------
    Gross profit                                            1,736
                                                                              10,911

Selling, general, and administrative expenses
                                                          (12,270)            (1,173)
                                                         --------           --------

          Net Income (Loss) from operations                (1,359)               563

    Other income (expense)
          Interest expense
                                                          (12,196)           (27,624)
                                                         --------           --------

               Net Loss before income taxes
                                                          (13,555)           (27,061)

               Provision for income tax                         -                  -
                                                         --------           --------

               Net Loss
                                                         $(13,555)          $(27,061)
                                                         ========           ========


Note 8 - Stockholders' Equity

          Common Stock
          ------------

          The holders of the Company's common stock are entitled to one vote per share of common stock held.

          Preferred Stock
          ---------------


          The holders of preferred stock have certain preferential rights over the holders of the Company's common shares. Dividend features or voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval. As of January 31, 2004 there were no preferred shares outstanding.


          Issuances Involving Non-Cash Consideration
          ------------------------------------------


          All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the respective stock issuance or the value of consideration received, whichever is more readily determinable.


          On November 5, 2003, the Company issued 14,000 shares of its common stock in consideration for the settlement of a lawsuit. The shares were valued at

          $14,000. See Note 10.


Note 9 - Employee Stock Plan

          On April 19, 2002, the Company formed the Single Source Financial Services Corporation 2002 Omnibus Securities Plan. Under the plan, the Company may grant options or issue stock to selected employees, directors, and consultants for up to 30,000 shares. The exercise price of each option is at the discretion of the Board of Directors but can not be less than 85% of the fair market value of a share at the date of grant (100% of fair market value for 10% shareholders). The vesting period of each option granted is also at the discretion of the Board of Directors, but each option granted shall vest at a rate of no less than 20% per year from date of grant. As of January 31, 2004, no options have been granted.


Note 10 - Commitments and Contingencies

          Loan Payable - Other
          --------------------


          In January 2004, the Company finalized its debt conversion agreement whereby 1,931,890 shares of common stock will be issued to the lender in exchange for the cancellation of $482,973 of indebtedness. However, the exchange of these shares has not yet occurred. See Note 6.


           Settlement of Lawsuit
           ---------------------

          As described in Note 8, the Company issued 14,000 shares of its common stock in consideration for the settlement of a lawsuit that were valued at $14,000. The President of the Company and a spouse of a Director ("Spouse") guaranteed that the shares of common stock would be worth at least $100,000 within three years. If the holders of these shares are not able to sell the common stock for $100,000 within three years, then the President and Spouse would be liable for the difference between what the shares could of sold for during those three years and the $100,000. If the President and the Spouse are required to pay this liability, then Bio-Solutions Manufacturing, Inc. ("BSM") will cause the Company to indemnify and pay the President and the Spouse any amounts they are required to pay under the settlement.


          Spin-Off Agreement
          ------------------

          There is a pending transaction with the Company and ("BSM") for a reorganization and stock purchase agreement. See Note 11. Because of this pending transaction, on January 15, 2004 the Company and its wholly owned subsidiary SSET, signed an agreement to divide the existing businesses so that

          SSET will operate independent of the Company and to distribute a dividend to the common shareholders of the Company all the outstanding common shares of SSET. The Company expects this spin-off to be a tax-free reorganization under Internal Revenue Code Section 368
          (a)(1)(A).

          Ten days prior to the distribution date, the SSET will transfer 1,000 shares of its common stock to the Company for all of the Company's shares of common stock in CardReady of New York, Inc. and SSFS Merchant Services, Inc. Also prior to the distribution date, the Company and SSET, at SSET's expense, will file to request SSET's common stock be quoted on the OTC Bulletin Board. The Company and SSET, at SSET's expense, will file with the Securities and Exchange Commission SSET's Registration Statement. BSM has been informed by the Company of this spin-off agreement with SSET. As of January 31, 2004, the terms of the Spin-off Agreement had not yet be consummated.


Note 11 - Subsequent Event - (Unaudited)

          Reorganization
          --------------

          On February 1, 2004 the Company entered into a reorganization and stock purchase agreement with BSM. The Company will issue to the BSM shareholders 12,645,000 shares of its common stock in exchange for 100% of the issued and outstanding shares of BSM. BSM will become a wholly owned subsidiary of the Company. Each share of BSM will be exchanged for one share of the Company. The Company will also replace the BSM warrants with warrants to purchase the same number of the Company's common stock of 450,000 shares with similar terms. The shares and warrants of the Company to be exchanged will be placed in escrow and subject to an escrow agreement.

          Following the completion of the spin-off agreement with the Company and SSET, (See Note 10) each BSM shareholder agrees to transfer all of the shares of SSET that BSM shareholders have received in the spin-off agreement for one dollar.

          On February 26, 2004, after the execution of the reorganization and stock purchase agreement, the Company signed a Share Lock-up Agreement with four shareholders of BSM who hold 2,050,000 shares of the Company. These shareholders agreed that for a period of two years these shares will be held in escrow and at the end of two years these shares will be returned to its shareholders.

          BSM has been informed that the Company and SSET have entered into an Option Assignment Agreement with Card Ready and MBBRAMAR, Inc. ("MBB") on February 12, 2004. Under this agreement the Company has cancelled its previous exercise of its option to purchase shares of Card Ready from MBB. The Company has assigned all of its rights and obligations under the option to SSET.

          On February 26, 2004, all the Company's Directors resigned and BSM's Directors were elected to fill the vacancies.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

Discontinued Operations.
------------------------
On November 7, 2000, the Company acquired Single Source Electronic Transactions, Inc., which was accounted for as a reverse acquisition. In August 2001, a dispute arose between the Company and the seller of SSET and in settlement, the Seller was permitted to keep the assets of SSET and the historical and then recurring residual stream. After this settlement we continued to pay the ongoing operational expenses of SSET, such as its rent, and invested additional money in an attempt to generate a new revenue stream through new business. This attempt proved unsuccessful and we abandoned SSET's business plan. As a result of this abandonment our auditor categorized SSET as a discontinued operation as of April 2002.

The accompanying financial statements include activity related to SSET for the three-months ended January 31, 2004 and 2003. For the three-month period ended January 31, 2004, the Company had revenue from discontinued operations of approximately $10,911 and incurred a loss from discontinued operations of $13,555, including an expense charge of $12,196 as accrued interest due on related party loans relating to SSET. The Company charged $7,200 as accrued interest to continuing operations for these related party loans for the three-months ended January 31, 2004. All revenues for the three-months ended January 31, 2004 were as a result of the residual revenue stream from SSET that the Company retained after the SSET Settlement. For the three-month period ended January 31, 2003, the Company had revenue from discontinued operations of approximately $1,736 and incurred a loss from discontinued operations of $27,061, including an expense charge of $27,624 as accrued interest due on related party loans relating to SSET. The Company charged $0 as accrued interest to continuing operations for these related party loans for the three-months ended January 31, 2003.

Through the entire period that the Company operated SSET, it operated at a loss, and there can be no assurance that this trend would have changed had the Company continued operating it.


          Results of Continuing Operations for the Three-Months Ended January 31, 2004 and January 31, 2003.

          Revenues. Revenues from continuing operations for the three-months ended January 31, 2004 and 2003 were $0. The lack of revenues is a result of the transfer of the residual income stream of SSET to a third party due to the SSET Settlement and as a result of SSET's remaining revenue being categorized as revenues to discontinued operations.

          Cost of Revenues. Cost of revenue from continuing operations was $0 for the three-months ended January 31, 2004 and 2003. Because the Company did not have any revenue for the three-months ended January 31, 2004 and 2003, there was no cost of revenue.

          Gross Profit. The gross profit from continuing operations for the three-months ended January 31, 2004 and 2003 was $0. Because the Company did not have any revenue for the three-months ended January 31, 2004 and 2003, there was no gross profit.

          Selling, General and Administrative Expenses. The expenses for the three-months ended January 31, 2004 were $57,311. The Company's expenses increased by $29,946, up 109% (from $27,365 to $57,311) during the three-months ended January 31, 2004, compared to the same period in 2003. The Company's expenses were made up primarily of general overhead. The large increases are due the legal fees and interest expense.

          Net Losses. The Company had a net loss of $70,866 for the three-months ended January 31, 2004, as compared to $53,963 for the three-months ended January 31, 2003. The loss for the three-months ended January 31, 2004 consisted primarily of a $13,555 loss from the operations of SSET, which is a discontinued operation. As discussed above, the Company transferred portions of SSET's residual stream of merchant accounts to the former owner of SSET.


         Liquidity and Capital Requirements. As of January 31, 2004, the Company had cash of $3,128, and total current assets of $269,628. Total assets were $272,847. The Company's current liabilities were $1,428,250 as of January 31, 2004, and total liabilities were $1,602,251. The total liabilities consisted primarily of long-term debt of $902,774, which are a result of advances from related parties and $579,988 of loans payable advances.



          Results of Continuing Operations for the Three-Months Ended January 31, 2003 and January 31, 2002.

          Revenues. Revenues from continuing operations for the fiscal three-months ended January 31, 2003 were $0, compared to revenues of $13,095 for the period ended January 31, 2002. The decrease in revenues is as a result of the transfer of the residual income stream of SSET being diverted to a third party in settlement of a dispute and as a result of SSET's remaining revenue being categorized as revenues to discontinued operations. Management of the Company has re-focused the Company on building a new revenue stream from new merchant accounts and from sharing processing revenues from those accounts with CardReady International, Inc.

          Cost of Revenues. Due to limited activity during the three-months ended January 31, 2003, the Company did not incur any costs associated with its revenue, as compared to ($6,332) for the same period one year earlier.

          Gross Profit. The gross profit from continuing operations for the year ended January 31, 2003 was $0, compared to $6,731 for the same period one year earlier. This decrease was due to the fact the Company transferred its SSET income stream to a third party in settlement of a dispute.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses for continuing operations were $27,365 for the quarter ended January 31, 2003. These expenses consisted of $12,873 in outside consulting expenses, accounting fees totaling $10,000, telephone expenses of $1,267, and other miscellaneous expenses of $3,225.

          Net Losses. The Company had a net loss of $53,963 for the three-months ended January 31, 2003, as compared to $185,370 for the same period a year earlier. The loss for the three-months ended January 31, 2003 consisted primarily of a $27,061 loss from the operations of Single Source Electronic Transactions, Inc., which is a discontinued operation. The remaining $26,902 was the net loss from continuing operations for the three-months ended January 31, 2003. The entire net loss from the three-months ended January 31, 2002 was from continuing operations.

          Liquidity and Capital Requirements. As of January 31, 2003, the Company had cash and cash equivalents of $234. During the three-month period, accounts payable was decreased by $422,586, no money was repaid on related party loans, and $27,716 was used in operations. The Company's current liabilities were $1,232,072 as of January 31, 2003, and total liabilities were $1,989,157. The total liabilities consisted of long-term debt owed to related parties of $720,738 and long-term debt of $36,347, which relates to discontinued operations.