Form 10QSB/A
period 2004-01-31
SINGLE SOURCE FINANCIAL SERVICES CORP
filed 2004-03-23
CIK 1128581

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

                               TABLE OF CONTENTS
                               -----------------

                                     PART I

Item 1    Financial Statements                                                 2

Item 2    Management's Discussion and Analysis or Plan of Operations          16

Item 3    Controls and Procedures                                             19


                                     PART II



Item 1    Legal Proceedings                                                   20

Item 2    Changes in Securities and Use of Proceeds                           20

Item 3    Defaults Upon Senior Securities                                     20

Item 4    Submission of Matters to a Vote of Security Holders                 20

Item 5    Other Information                                                   20

Item 6    Exhibits and Reports on Form 8-K                                    21


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

          On March 18, 2004, after the execution of the reorganization and stock purchase agreement, the Company signed a Share Lock-up Agreement with four shareholders of BSM who hold 2,050,000 shares of the Company. These shareholders agreed that for a period of two years these shares will be held in escrow and at the end of two years these shares will be returned to its shareholders.

          BSM has been informed that the Company and SSET have entered into an Option Assignment Agreement with Card Ready and MBBRAMAR, Inc. ("MBB") on February 12, 2004. Under this agreement the Company has cancelled its previous exercise of its option to purchase shares of Card Ready from MBB. The Company has assigned all of its rights and obligations under the option to SSET.

          On March 18, 2004, all the Company's Directors resigned and BSM's Directors were elected to fill the vacancies.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

ITEM 3. Controls and Procedures.

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

                                     PART II


                            ITEM 1 Legal Proceedings


ITEM 1            Legal Proceedings

          There are no legal proceedings pending against the Company

ITEM 2            Changes in Securities

     None

ITEM 3            Defaults Upon Senior Securities

     Not Applicable.

ITEM 4            Submission of Matters to a Vote of Security Holders

     No matters were submitted to the shareholders during the quarter.



ITEM 5            Other Information

     CardReady Option

          On November 29, 2001, we signed a binding letter of intent (the "LOT") with MBBRAMAR, INC., a California corporation ("MBB") which included an irrevocable option (the "Option") to acquire from MBB all of MBB's shares of common stock of CardReady International, Inc., a California corporation ("CardReady"), owned at the time of exercise of the Option (the "CardReady Shares"). Currently, MBB owns over 96% of the outstanding common stock of CardReady.

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

          The Restated LOI contains certain unwinding provisions. For a period of three (3) years from the closing of the acquisition, if the closing bid price of our common stock as quoted on its primary exchange is less than $1.00 per share for thirty (30) consecutive trading days, or if our common stock is not listed for trading on any public exchange for a period of thirty (30) consecutive trading days, or if the trading volume of our common stock on its primary exchange is less than 250,000 shares per month for three (3) consecutive full-calendar months, then MBB shall have the right, but not the obligation, to purchase the CardReady Shares back from us for consideration equal to the SSFS Shares (as adjusted for any stock splits or recapitalizations). Additionally, for a period of three (3) years from the closing of the acquisition, if

CardReady fails for a period of thirty (30) consecutive business days to maintain a relationship with a back- end processor and a bank, then we have the right, but not the obligation, to "put" the CardReady Shares back to MBB for consideration equal to the SSFS Shares (as adjusted for any stock splits or recapitalizations). Rosenblatt, each of which is the spouse of a director of SSFS.

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

          Loans by Related Party

          During the quarter ended July 31, 2003, the Company received a total of $4,500 in loans from Debt Negotiators, Inc., an entity owned by a related party. The loans are at an 8% interest rate and were added as an amendment to a promissory note that already exists for amounts previously loaned by Debt Negotiators, Inc. to the Company

          Reverse Split

          On October 2, 2003, the Company carried out a 1 for 100 reverse split of its outstanding common stock.


ITEM 6    Exhibits and Reports on Form 8-K


(a)       Exhibits

          31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                    Officer

          31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                    Officer

          32.1      Chief Executive Officer Certification Pursuant to 18 USC,
                    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of2002.

          32.2      Chief Financial Officer Certification Pursuant to 18 USC,
                    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Report on Form 8-K

                    None

                                   SIGNATURES

          In accordance with the requirements of the Exchange act, the registrant causerd this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2004                    /s/ Krish v. Reddy
                                         ---------------------------------------
                                         By: Krish V. Reddy
                                         Its: President and Director



Dated: March 22, 2004                    /s/ Joe H. Ashley
                                         ---------------------------------------
                                         By: Joe H. Ashley
                                         Its: Secretary, Treasurer, and Director