Form 10QSB
period 2004-04-30
BIO SOLUTIONS MANUFACTURING, INC.
filed 2004-06-22
CIK 1128581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:   _________  to _________________


Commission file number: O-33229


                        BIO SOLUTIONS MANUFACTURING, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New York                                            16-1576984
--------------------------------                  ------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                                1161 James Street
                                 Hattiesburg, MS
               ---------------------------------------------------
                    (Address of principal executive offices)



Registrant's telephone number, including area code:   (601) 582-4000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [_] No [X]


Applicable only to issuers involved in bankruptcy proceedings during the preceding five years


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

        Yes [_] No [X]


                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 14, 2004, there were 14,145,243 shares of common stock outstanding.



Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                       BIO SOLUTIONS MANUFACTURING, INC.

                                TABLE OF CONTENTS



                                     PART I

Item 1 Financial Statements                                                  F-1

Item 2 Management's Discussion and Analysis or Plan of Operations             12

Item 3 Controls and Procedures                                                14


                                     PART II

Item 1 Legal Proceedings                                                      14

Item 2 Changes in Securities and Use of Proceeds                              14

Item 3 Defaults Upon Senior Securities                                        14

Item 4 Submission of Matters to a Vote of Security Holders                    15

Item 5 Other Information                                                      15

Item 6 Exhibits and Reports on Form 8-K                                       15

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



                [BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 1                     Financial Statements

                                    Bio Solutions Manufacturing Inc.
                                 Consolidated Balance Sheet (Unaudited)
                                             April 30, 2004

                        ASSETS
 CURRENT ASSETS
     Cash                                                                       $         168,545
     Inventory                                                                             55,932
     Loans Receivable-Related Parties                                                     416,315
                                                                                -----------------

             Total current assets                                                         640,792

 PROPERTY AND EQUIPMENT (Net of accumulated depreciation of $ 12,960)                     382,574

 OTHER NON-CURRENT ASSETS
      Product Formulation                                                                 450,000
     Assets of Discontinued Activities                                                      4,911
             Total non-current assets                                                     454,911
                                                                                -----------------

 Total assets                                                                   $       1,478,277
                                                                                =================

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 CURRENT LIABILITIES
     Accounts payable and accruals                                              $         373,519
      Income Taxes Payable                                                                  1,644
     Loan Payable -other                                                                  457,342
     Due Related Parties-Current Portion                                                  776,419
     Liabilities of Discontinued Activities                                               267,906
             Total current liabilities                                                  1,876,830
                                                                                -----------------

 LONG TERM LIABILITIES
     Due Related Parties-Net of Current Portion                                           174,001
             Total long term  liabilities                                                 174,001

 Total liabilities                                                                      2,050,831
                                                                                -----------------

 STOCKHOLDERS' EQUITY (DEFICIENCY)
     Preferred Stock,  no par value, 10,000,000 authorized,
        none issued and outstanding                                                             -
    Common stock $0.001 par value, 100,000,000 authorized,
        14,145,243 shares  issued and outstanding                                          14,145
     Additional paid in capital                                                         2,072,460
      Accumulated Deficit                                                              (2,659,159)
                                                                                -----------------

             Total stockholders' equity (deficit)                                        (572,554)
                                                                                -----------------

 Total liabilities and stockholders' equity (deficit)                           $       1,478,277
                                                                                =================

      The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
                Consolidated Statements of Operations (Unaudited)
           For the Six and Three Months Ended April 30, 2004 and 2003

                                                              Six Months Ending             Three Months Ending
                                                          April 30,       April 30,      April 30,     April 30,
                                                            2004             2003           2004          2003
                                                       --------------- ---------------- ------------ --------------
 REVENUES                                              $        53,467 $              - $     53,467 $            -

 COST OF GOODS SOLD                                             23,647                -       23,647              -

                 Gross profit                                   29,820                -       29,820              -

 OPERATING EXPENSES                                            153,566           51,531      122,154         24,166
                                                       --------------- ---------------- ------------ --------------

                 Total operating expenses                      153,566           51,531      122,154         24,166
                                                       --------------- ---------------- ------------ --------------

 Net income (loss) before other income
(expenses) and provision for income taxes                     (123,746)         (51,531)     (92,334)       (24,166)
                                                       --------------- ---------------- ------------ --------------

 OTHER INCOME (EXPENSE)
           Interest  income/ (expense)                         (51,798)            (725)     (25,899)        (1,188)
                                                       --------------- ---------------- ------------ --------------

                 Total other income (expense)                  (51,798)            (725)     (25,899)        (1,188)
                                                       --------------- ---------------- ------------ --------------

 Net income (loss) before provision for income taxes          (175,544)         (52,256)    (118,233)       (25,354)

 Provision for income taxes                                          -              900            -            900
                                                       --------------- ---------------- ------------ --------------

 Net income (loss) - continuing operations                    (175,544)         (53,156)    (118,233)       (26,254)

 LOSS FROM DISCONTINUED OPERATIONS                             (43,913)         (49,269)     (30,358)       (22,208)
                                                       --------------- ---------------- ------------ --------------

 Net income (loss)                                     $      (219,457)$       (102,425)$   (148,591)$      (48,462)
                                                       =============== ================ ============ ==============

 Net income (loss) per weighted average share
   Continuing Operations                                        ($0.06)          ($0.09)      ($0.02)        ($0.04)
   Discontinued Operations                                      ($0.02)          ($0.08)      ($0.00)        ($0.03)
                                                       =============== ================ ============ ==============
 Weighted average number of shares                           2,823,148          624,712    7,406,076        639,210
                                                       =============== ================ ============ ==============

        The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                For the Six Months Ended April 30, 2004 and 2003

                                                                                   April 30,        April 30,
                                                                                     2004              2003
                                                                                ----------------  --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                          $       (219,457) $    (102,425)
     Adjustments to reconcile net income (loss) to net cash provided  (used) by operations:
             Depreciation                                                                 12,960          1,365
             Common Stock Issued for lawsuit settlement                                   14,000         22,873
     Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable                                        -            185
             Increase (decrease) in accounts payable and other accruals                    4,438         (22,123)
             Increase/(decrease) in discountinued operations net assets                  (87,213)              -
             Increase /(decrease)  in income taxes payable                                (2,783)            900
             Increase in accrued interest                                                 51,798          55,048
 Net cash provided (used) by operating activities                                       (226,257)        (44,177)

 CASH FLOW FROM INVESTING ACTIVITIES:
     Repayments from Card Ready International                                             11,000          39,000
     Purchase of fixed assets                                                            (39,934)              -
 Net cash provided (used) by investing activities                                        (28,934)         39,000
 CASH FLOW FROM FINANCING ACTIVITIES:
      Advances from related parties                                                      322,646           5,000
      Additional contributed capital                                                     250,000               -
      Advances from others                                                                29,000               -
      Repayments on other loans                                                         (172,646)              -
      Repayments on related party loans                                                   (7,000)              -
 Net cash provided (used) by financing activities                                        422,000           5,000
                                                                                ----------------  --------------

 Net increase (decrease) in cash                                                         166,809            (177)

 CASH - BEGINNING                                                                          1,736           2,368
                                                                                ----------------  --------------

 CASH - ENDING                                                                  $        168,545  $        2,191
                                                                                ================  ==============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest expense                                                 $              -  $            -
 Cash paid for income taxes                                                     $              -  $            -
                                                                                ================  ==============

In March 2003, the company issued 31,880 shares of restricted common stock to a shareholders of the company and creditor of B.A.A.M.S.Inc. in exchange for the cancellation of $70,136 of indebtedness due B.A.A.M.S. Inc. by the company.

In March 2004, the company issued 12,645,000 shares of common stock for all of the common stock of Bio Solutions Production, Inc.

In April 2004, $ 125,000 of debt was converted into 500,000 shares of common stock.



    The accompanying notes are an integral part of the financial statements.

                        BIO SOLUTIONS MANUFACTURING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2004
                                   (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Presentation

The accompanying unaudited consolidated financial statements are represented in accordance with the requirements for Form 10-QSB and article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the financial statements for the year ended October 31, 2003, contained in the Company's Form 10-KSB for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three-months and six months ended April 30, 2004 and 2003, are not necessarily indicative of the results that may be expected for the full year.

Nature of Business and History of Company

Bio Solutions Manufacturing, Inc .("BSM") (formerly named Single Source Financial Services Corporation until May 2, 2004) was incorporated in New York on September 19, 1994 under the name Ream Printing Paper Corp. In November 2000, the Company acquired Single Source Electronic Transactions, Inc. ("SSET").

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

The Company in March 2004 commenced its manufacturing operations under its Bio-Solutions Production, subsidiary. Bio-Solutions Production is a developer and manufacturer of biological waste remediation products, servicing municipal collection systems and food service facilities.

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

The Company depreciates its property and equipment under the straight-line method as follows:


   Furniture                              5 years
   Office equipment                       5 years
   Machinery and equipment                7 years
   Leasehold improvements                10 years

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

                        BIO SOLUTIONS MANUFACTURING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2004
                                   (Unaudited)

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

Revenue  Recognition - Continuing Operations

Revenue is recognized upon product shipment, or services performed.

Revenue and Commission Expense Recognition - Discontinued Operations

Income from equipment sales was recognized after the buyer received its merchant and terminal identification numbers and was approved for any applicable financing. Income from residuals was recognized when the residual payment was actually received. The Company recognized commissions owed upon the actual receipt of payment on the related sale.

Principles of Consolidation

The consolidated financial statements include the accounts of Bio Solutions Manufacturing, Inc and its wholly owned subsidiaries Single Source Electronic Transactions, Inc. and Bio-Solutions Production, Inc. All material inter-company accounts and transactions have been eliminated.

                        BIO SOLUTIONS MANUFACTURING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2004
                                   (Unaudited)


Concentration of  Risk

The only customer for its products is Bio Solution International, Inc, which resells product exclusively to its franchisees.

Reclassification

Certain amounts in April 30, 2003 have been reclassified to conform to the April 30, 2004 presentation. Such reclassification had no effect on net income as previously reported.


Note 2 - Loans Receivable - Related Party

For the six-months ended April 30, 2004, the Company collected $11,000 from Card Ready International, Inc. ("Card Ready") pursuant to a binding letter of intent under which the Company has agreed to advance up to $500,000 to Card Ready in incremental installments. Under the letter of intent, the Company has the option to purchase a majority of the shares of Card Ready from MBBRAMAR, Inc., a corporation wholly owned by former shareholders of the Company. That option was exercised on April 29, 2002; however, the option will be cancelled and transferred to SSET.


Note 3 - Property and Equipment

Depreciation charged to continuing operations for the six months ended April 30, 2004 and 2003, were $8,592 and $682, respectively. Depreciation charged to discontinued operations for the three-months ended April 30, 2004 and 2003 amounted to $ 1,638 and $0, respectively.

Note 4 - Payable on Customer Lease Chargebacks

Pursuant to agreements with two leasing companies, the Company was obligated to assume the cost of leases entered into by its customers who subsequently defaulted under the terms of their respective leases. The remaining balance at April 30, 2004 totaled $35,002 and is payable in monthly installments without interest through December 2006. This obligation is included in the accompanying balance sheet and classified as debt relating to discontinued operations.

Note 5 - Related Party Transactions

a) The Company has notes payable to B.A.A.M.S., Inc., a corporation wholly owned by two former shareholders. The notes are evidenced by various promissory notes and are assessed interest at an annual rate of 8%. Each note matures in thirty-six months from the date of advance. The balance of these notes including accrued interest at April 30, 2004 was in excess of $ 600,000.

     Interest charged to discontinued operations for the six months ended April 30, 2004 and 2003 amounted to $19,046 and $47,560, respectively. Interest charged to continuing operations for the three-months ended April 30, 2004 and 2003 amounted to $7,442 and $0, respectively.

b) The Company has notes payable from its former President. The amounts advanced are evidenced by various promissory notes and are assessed interest at an annual rate of 8%. Each note matures in thirty-six months from the date of advance. The balance of these notes including accrued interest at April 30, 2004, amounted to $54,037.

c) The Company has notes payable with four entities controlled by former Directors of the Company. The amounts advanced are evidenced by various promissory notes and are assessed interest at an annual rate of 8%. Each note matures in thirty-six months from the date of advance. The balance of these notes including accrued interest as of January 31, 2004 amounted to $178,701.

                        BIO SOLUTIONS MANUFACTURING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2004
                                   (Unaudited)

Note 6 - Loan Payable - Other

The Company has received total advances from an unrelated third party through April 30, 2004 totaling $513,000. Of the amounts received, $424,000 is subject to the terms of a Debt Conversion Agreement. Under the terms of the Agreement, the amounts received are assessed interest, retroactively, at a rate of 7.5% per annum and the total outstanding balance, including accrued interest, is convertible into 1,931,890 shares of common stock at a conversion price of $.25 per share. As of April 30, 2004, the total balance including accrued interest due under the debenture is $579,988


Note 7 - Discontinued Operations

As indicated above, the Company transferred the residual stream of merchant accounts to the former owner of SSET. The Company accounted for this transaction as a disposal of a segment of its operations. Losses from discontinued operations for the three-months and six months ended April 30, 2004 and 2003, were $30,358, $ 22,208, 43,913 and $49,269, respectively


Note 8 - Stockholders' Equity

     Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

In March 1, 2004, 12,645,000 shares of common stock were issued for all of the common stock of Bio Solutions Production, Inc. (a former division of Bio Solutions International Inc.) The Company will also replace the warrants of Bio Solutions Production with its warrants, expiring in January 31, 2007 to purchase the same number of the Company's common stock of 450,000 shares with similar terms. The shares and warrants of the Company to be exchanged will be placed in escrow and subject to an escrow agreement.

On April 7, 2004 $125,000 of debt was converted to 500,000 shares of common stock.

     Preferred Stock

The holders of preferred stock have certain preferential rights over the holders of the Company's common shares. Dividend features or voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval. As of April 30, 2004 there were no preferred shares outstanding.

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


Note 9 - Employee Stock Plan

On April 19, 2002, the Company formed the Bio Solutions Manufacturing Inc. (formerly Single Source Financial Services Corporation) 2002 Omnibus Securities Plan. Under the plan, the Company may grant options or issue stock to selected employees, directors, and consultants for up to 30,000 shares. The exercise price of each option is at the discretion of the Board of Directors but can not be less than 85% of the fair market value of a share at the date of grant (100% of fair market value for 10% shareholders). The vesting period of each option granted is also at the discretion of the Board of Directors, but each option granted shall vest at a rate of no less than 20% per year from date of grant. As of April 30, 2004, no options have been granted.

                        BIO SOLUTIONS MANUFACTURING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2004
                                   (Unaudited)

Note 10 - Commitments and Contingencies

Loan Payable - Other

In January 2004, the Company entered into a debt conversion agreement whereby 1,931,890 shares of common stock will be issued to the lender in exchange for the cancellation of $482,973 of indebtedness. As of April 30, 2004, $125,000 of debt had been converted into 500,000 shares of common stock. The April 2004 conversion of $5,000 of debt into 20,000 shares of common stock was rescind retroactively in June 2004. (The shares were returned to the treasury and the transaction voided.)

     Settlement of Lawsuit

As described in Note 8, the Company issued 14,000 shares of its common stock in consideration for the settlement of a lawsuit that were valued at $14,000. The former President of the Company and a spouse of a former Director ("Spouse") guaranteed that the shares of common stock would be worth at least $100,000 within three years. If the holders of these shares are not able to sell the common stock for $100,000 within three years, then the President and Spouse will be liable for the difference between what the shares could of sold for during those three years and the $100,000. If these individuals are required to pay this liability, then Bio-Solutions Manufacturing, Inc. ("BSM") will cause the Company to indemnify and pay the former President and the former Spouse any amounts they are required to pay under the settlement.

     Spin-Off Agreement

On January 15, 2004 the Company and its wholly owned subsidiary SSET, signed an agreement to divide the existing businesses so that SSET will operate independent of the Company and to distribute as a dividend to the common shareholders of the Company all the outstanding common shares of SSET. The Company expects this spin- off to be a tax-free reorganization under Internal Revenue Code Section 368 (a)(1)(A).

Ten days prior to the distribution date, the SSET will transfer 1,000 shares of its common stock to the Company for all of the Company's shares of common stock in CardReady of New York, Inc. and SSFS Merchant Services, Inc. Also prior to the distribution date, the Company and SSET, at SSET's expense, will file to request SSET's common stock be quoted on the OTC Bulletin Board. The Company and SSET, at SSET's expense, will file with the Securities and Exchange Commission SSET's Registration Statement. BSM has been informed by the Company of this spin-off agreement with SSET. As of January 31, 2004, the terms of the Spin-off Agreement had not yet been consummated.

Upon the completion of the SSET spin-off each of the former Bio Solutions Production ("BSP") shareholders agrees to transfer all of the shares of SSET that BSP shareholders received in the spin-off agreement for one dollar.

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

                        BIO SOLUTIONS MANUFACTURING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2004
                                   (Unaudited)

Note 11 -Lease Commitments

Effective March 1, 2004, the Company has assumed (from Bio Solutions International Inc.) the lease for the office and warehouse facilities at its Bio Solutions Manufacturing Inc. subsidiary for a term expiring in May 2007. Rent expense for the three and six months ending April 30, 2004 was $ 6,313. Future minimum annual rentals are: 2004 $24,000, 2005 $ 36,000, 2006 $36,000 and 2007
$12,000.


Note 12- Property and Equipment

At April 30, 2004 property and equipment consisted of the following:

          Office furniture and equipment             $   30.600
          Machinery and equipment                       114,934
          Leasehold improvements                        250,000
                                                     ----------
                                                        395,534
         Accumulated Depreciation                       (12,960)
                                                     ----------
                  Net Property and Equipment         $  382,574


Note 13-Recent Accounting Pronouncements

The FASB recently issued the following statements:

FASB 148 - Accounting for Stock-Based Compensation - Transition and Disclosure and amendment of FASB Statement No. 123 FASB 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

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

     Results of Continuing Operations for the Three-Months Ended April 30, 2004 and April 30, 2003.

     Revenues. Revenues from continuing operations for the three-months ended April 30, 2004 were $53,467 and for the three months ended April 30, 2003 were $0. On March 1, 2004, the Company's wholly owned subsidiary acquired operating assets from Bio Solutions International, Inc., an unrelated company. Prior to that date the operations acquired were accounted for as an integral part of the financial statements of Bio solutions International, Inc. There are therefore no comparable revenue figures for the three months ended April 30, 2003.

     Cost of Revenues. Cost of revenue from continuing operations was $23,647 for the three- months ended April 30, 2004 and for the three months ended April 30, 2003 the cost of revenues was $0. On March 1, 2004, the Company's wholly owned subsidiary acquired operating assets from Bio Solutions International, Inc., an unrelated company. Prior to that date the operations acquired were accounted for as an integral part of the financial statements of Bio solutions International, Inc. There are therefore no comparable cost of revenue figures for the three months ended April 30, 2003.

     Gross Profit. The gross profit from continuing operations for the three-months ended April 30, 2004 was $29,820 and for the three months ended April 30, 2003 was $0. Because the Company did not have any revenue for the three-months ended April 30, 2003, there was no gross profit for that period.

     Selling, General and Administrative Expenses. The expenses for the three-months ended April 30, 2004 were $122,154. The Company's expenses increased by $97,988, up 505% (from $24,166 to $122,154) during the three-months ended April 30, 2004, compared to the same period in 2003. The Company's expenses were made up primarily of general overhead. The large increases are due to the startup costs connected to the acquisition of the Bio solutions Production, Inc operations.

     Net Losses. The Company had a net loss of $148,591 for the three-months ended April 30, 2004, as compared to $48,462 for the three-months ended April 30, 2003.

     Results of Continuing Operations for the Six-Months Ended April 30, 2004 and April 30, 2003.

     Revenues. Revenues from continuing operations for the fiscal six-months ended April 30, 2004 were $53,467, compared to revenues of $0 for the period ended April 30, 2003. The increase in revenues is as a result of the acquisition by the Company of Bio Solutions Production, Inc. in March, 2004.

     Cost of Revenues. Due to limited activity during the six-months ended April 30, 2004, the Company incurred costs associated with its revenue of $23,647, as compared to $0 for the same period one year earlier.

     Gross Profit. The gross profit from continuing operations for the six months ended April 30, 2004 was $29,820, compared to $0 for the same period one year earlier. This increase was due to the acquisition of Bio Solutions Production on March 18, 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for continuing operations were $153,566 for the six months ended April 30, 2003. The increase in expenses consisted largely of Bio solution Production, Inc. operating costs and professional fees.

     Net Losses. The Company had a net loss of $219,457 for the six-months ended April 30, 2004, as compared to $102,425 for the same period a year earlier.

     Liquidity and Capital Requirements. As of April 30, 2004, the Company had cash and cash equivalents of $164,545. Total assets were $1,478,277. The Company's current liabilities were $1,876,830 as of April; 30, 2004, and total liabilities were $2,050,833. the total liabilities consisted primarily of long term debt of $174,001, which were a result of advances from related parties and $1,233,761 of loans payable of which $776,419 is due to related parties.

     For the six months ended April 30, 2004, the Company received $300,000 of additional capital from a major stockholder and $322,646 of advances and loans from related parties. Of the funds received, $219,457 was used to fund operating losses, $172,466 was used to repay related party loans and $39,934 was used to purchase equipment. Related party loans of $125,000 were converted to 500,000 shares of common stock.

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


                                    PART II


ITEM 1  Legal Proceedings

     There are no legal proceedings pending against the Company.


ITEM 2  Changes in Securities

     None


ITEM 3  Defaults Upon Senior Securities

     Not Applicable.

ITEM 4  Submission of Matters to a Vote of Security Holders

     No matters were submitted to the shareholders during the quarter.


ITEM 5  Other Information

     None

ITEM 6  Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit   Description
nO.
--------  -------------------------------------

31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of2002.

32.2 Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Report on Form 8-K

     On April 2, 2004, the Company filed a Current Report on Form 8-K, dated March 31, 2004, regarding the acquisition of all of the issued and outstanding stock of Bio Manufacturing, Inc. (Nevada), in exchange for 12,645,000 shares of its common stock. (On May 7, 2004, the name of the Registrant was changed from Single Source Financial Services Corporation to Bio solutions Manufacturing, Inc. and the name of Bio Solutions Manufacturing, Inc. was changed to Bio Solutions production, Inc.)

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    June 20, 2004               /s/ Krish V. Reddy
                                     ----------------------------------------
                                       By: Krish V. Reddy, Ph.D.
                                       Its: President and Director

Dated:    June 20, 2004               /s/ Joe H. Ashley
                                     ----------------------------------------
                                       By: Joe H. Ashley
                                       Its: Secretary, Treasurer and Director