Form 10QSB/A
period 2004-04-30
BIO SOLUTIONS MANUFACTURING, INC.
filed 2004-10-22
CIK 1128581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to_________

Commission file number O-33229


                        BIO SOLUTIONS MANUFACTURING, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


          New York                                           16-1576984
-------------------------------------                ---------------------------
State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification Number)


1161 James Street
Hattiesburg, MS                                                 39403
-------------------------------------                ---------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code (601) 582-4000

     This Form 10-QSB/A amends Form 10-QSB filed on June 22, 2004, by the Registrant. The purpose of this amendment to Form 10-QSB is to clarify certain items in the financial statements for the period ended April 30, 2004 resulting from the acquisition of Bio Solutions Production, Inc.



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



     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [X].



     Applicable only to corporate issuers.


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 14, 2004, there were 14,145,243 shares of common stock outstanding.



     Transitional Small Business Disclosure Format (check one): Yes[X] No [_]

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

ITEM 1 Financial Statements

                        Bio Solutions Manufacturing Inc.
                     Consolidated Balance Sheet (Unaudited)
                                 April 30, 2004
                             ASSETS
 CURRENT ASSETS
        Cash                                                                     $          172,147
        Inventory                                                                            55,932
                                                                                -------------------
              Total Current Assets                                                          228,079

 PROPERTY AND EQUIPMENT
 (Net of accumulated depreciation of $ 12,960)                                              382,574

 OTHER NON-CURRENT ASSETS
         Product Formulation                                                                450,000
        Assets of Discontinued Activities                                                   421,226
              Total Non-Current Assets                                                      871,226
                                                                                -------------------
 Total Assets                                                                     $       1,481,879
                                                                                ===================
      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 CURRENT LIABILITIES
        Accounts Payable and Accruals                                            $          445,570
        Income Taxes Payable                                                                  1,644
        Other Payable                                                                       100,000
        Loan Payable -Related Party                                                         332,988
        Liabilities of Discontinued Activities                                            1,015,983
              Total Current Liabilities                                                   1,896,185
                                                                                -------------------
 Total Liabilities                                                                        1,896,185
                                                                                -------------------

 STOCKHOLDERS' EQUITY (DEFICIENCY)
        Preferred Stock,  no par value, 10,000,000 authorized,
           none issued and outstanding                                                            -
        Common stock $0.001 par value, 100,000,000 authorized,
           14,745,243 shares  issued and outstanding                                         14,745
        Additional paid in capital                                                        2,372,009
         Stock Subscription Receivable                                                     (145,000)
         Accumulated Deficit                                                             (2,656,060)
              Total Stockholders' Equity (Deficit)                                         (414,306)
                                                                                -------------------
 Total Liabilities and Stockholders' Equity (Deficit)                           $         1,481,879
                                                                                ===================

    The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
                Consolidated Statements of Operations (Unaudited)
           For the Six and Three Months Ended April 30, 2004 and 2003

                                                                   Six Months Ending             Three Months Ending
                                                               April 30,       April 30,     April 30,       April 30,
                                                                2004            2003           2004           2003
                                                          ---------------  ------------- -------------- ---------------
 REVENUES                                                 $        53,467   $          - $       53,467 $             -

 COST OF GOODS SOLD                                                23,647              -         23,647               -
                                                          ---------------  ------------- -------------- ---------------
              Gross profit                                         29,820              -         29,820               -

 OPERATING EXPENSES                                               162,663         51,531        119,056          24,166
              Total operating expenses                            162,663         51,531        119,056          24,166
                                                          ---------------  ------------- -------------- ---------------

 Net income (loss) before other income (expenses)
     and provision for income taxes                              (132,843)       (51,531)       (89,236)        (24,166)
                                                          ---------------  ------------- -------------- ---------------

 OTHER INCOME (EXPENSE)
        Interest  income/ (expense)                               (14,453)          (725)       (7,950)          (1,188)
              Total other income (expense)                        (14,453)          (725)       (7,950)          (1,188)
                                                          ---------------  ------------- -------------- ---------------

 Net income (loss) before provision for income taxes             (147,296)       (52,256)       (97,186)        (25,354)

 Provision for income taxes                                             -            900              -             900
                                                          ---------------  ------------- -------------- ---------------
 Net income (loss) - continuing operations                       (147,296)       (53,156)       (97,186)        (26,254)

 (LOSS) FROM DISCONTINUED OPERATIONS                              (69,063)       (49,269)       (48,307)        (22,208)
                                                          ---------------  ------------- -------------- ---------------

 Net income (loss)                                        $      (216,359) $    (102,425)$     (145,493)$       (48,462)
                                                          ===============  ============= ============== ===============
 Net income (loss) per weighted average share
   Continuing Operations                                  $         (0.05) $       (0.09)$        (0.01)$         (0.04)
                                                          ===============  ============= ============== ===============
   Discontinued Operations                                $         (0.02) $       (0.08)$        (0.01)$         (0.03)
                                                          ===============  ============= ============== ===============
 Weighted average number of shares                              2,908,862        624,712      7,706,076         639,210
                                                          ===============  ============= ============== ===============







    The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                For the Six Months Ended April 30, 2004 and 2003

                                                                                    April 30,          April 30,
                                                                                      2004               2003
                                                                                -----------------  -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                           $        (216,359) $        (102,425)

    Adjustments to reconcile net income (loss) to net cash provided (used)
     by operations:
                 Depreciation                                                              12,960              1,365
                 Common Stock Issued for lawsuit settlement                                14,000                  -
                 Common stock issued for services                                               -             22,873

    Changes in operating assets and liabilities:
                 (Increase) decrease in accounts receivable                                     -                185
                 Increase (decrease) in accounts payable and other accruals                85,862             32,925
                 Increase/(decrease) in discountinued operations net assets              (107,567)            44,000
                 Increase /(decrease)  in income taxes payable                             (2,783)               900
 Net cash provided (used) by operating activities                                        (213,887)              (177)
                                                                                -----------------  -----------------

 CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                              (39,934)                 -
                                                                                -----------------  -----------------
 Net cash provided (used) by investing activities                                         (39,934)                 -

 CASH FLOW FROM FINANCING ACTIVITIES:
     Sale of common stock                                                                 300,000                  -
    Payments of loans-other                                                              (250,000)
    Proceeds generated from reverse acquisition and related transactions-
   net                                                                                    374,232                  -
 Net cash provided (used) by financing activities                                         424,232                  -
                                                                                -----------------  -----------------

 Net increase (decrease) in cash                                                          170,411               (177)

 CASH - BEGINNING                                                                           1,736              2,368
                                                                                -----------------  -----------------

 CASH - ENDING                                                                  $         172,147  $           2,191
                                                                                =================  =================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest expense                                                 $               -  $               -
 Cash paid for income taxes                                                     $               -  $               -
                                                                                =================  =================

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

Nature of Business and History of Company

Bio Solutions Manufacturing, Inc .("BSM") (formerly named Single Source Financial Services Corporation until May 2, 2004) was incorporated in New York on September 19, 1994 under the name Ream Printing Paper Corp. In November 2000, the Company acquired Single Source Electronic Transactions, Inc. ("SSET"). In March 1, 2004, it acquired Bio Solutions Production Inc., (formerly named Bio Solutions Manufacturing, Inc, a manufacturing division of Bio Solutions International, Inc).

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

The Company on March 1, 2004 commenced its manufacturing operations under its Bio-Solutions Production subsidiary. Bio-Solutions Production is a developer and manufacturer of biological waste remediation products, servicing municipal collection systems and food service facilities.

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

Concentration of  Risk

The only customer for its products is Bio Solution International, Inc, which resells product exclusively to its' franchisees.

Reclassification

Certain amounts in April 30, 2003 have been reclassified to conform to the April 30, 2004 presentation. Such reclassification had no effect on net income as previously reported.


Note 2 - Loans Receivable - Discontinued Operations

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


Note 4 - Liabilities of Discontinued Operations

Liabilities of discontinued operations include:

a) The Company has notes payable to B.A.A.M.S., Inc., a corporation wholly owned by two former shareholders. The notes are evidenced by various promissory notes and are assessed interest at an annual rate of 8%. Each note matures in thirty-six months from the date of advance. The balance of these notes including accrued interest at April 30, 2004 was $ 726,035

b) The Company has notes payable from its former President. The amounts advanced are evidenced by various promissory notes and are assessed interest at an annual rate of 8%. Each note matures in thirty-six months from the date of advance. The balance of these notes including accrued interest at April 30, 2004, amounted to $60,851

c) The Company has notes payable with four entities controlled by former Directors of the Company. The amounts advanced are evidenced by various promissory notes and are assessed interest at an annual rate of 8%. Each note matures in thirty-six months from the date of advance. The balance of these notes including accrued interest as of April 30, 2004 is $ 166,925.

d) Pursuant to agreements with two leasing companies, the Company was obligated to assume the cost of leases entered into by its customers who subsequently defaulted under the terms of their respective leases. The remaining balance at April 30, 2004 totaled $35,002 and is payable in monthly installments without interest through December 2006. This obligation is included in the accompanying balance sheet and classified as debt relating to discontinued operations.


Note 5 - Loan Payable - Related Party

As of April 30, 2004, the Company has a balance due a related party of $332,988. This is subject to the terms of a debt conversion agreement. Under the terms of the agreement, the amounts received are assessed interest, retroactively, at a rate of 7.5% per annum and the total outstanding balance, including accrued interest, is convertible into shares of common stock at a conversion price of $.25 per share. For the quarter ended April 30, 2004, $125,000 was converted into 500,000 shares of common stock.

Note 6 - Discontinued Operations

As indicated above, the Company transferred the residual stream of merchant accounts to the former owner of SSET. The Company accounted for this transaction as a disposal of a segment of its operations. Losses from discontinued operations for the three-months and six months ended April 30, 2004 and 2003, were $30,358, $ 22,208, 43,913 and $49,269, respectively.


Note 7 - Stockholders' Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

In October 2003, the company carried out a 1 for 100 reverse split of its common stock. All related per share information has been restated, accordingly.

In March 1, 2004, 12,645,000 shares of common stock were issued for all of the common stock of Bio Solutions Production, Inc. ("formerly named Bio Solutions Manufacturing, Inc. a former division of Bio Solutions International Inc.) The Company will also replace the warrants of "Production", with its warrants, expiring in January 31, 2007 to purchase the same number of the Company's common stock of 450,000 shares with similar terms. The shares and warrants of the Company to be exchanged will be placed in escrow and subject to an escrow agreement.

As part of the stock exchange, shareholders invested $667,600 in cash in "Production" Additionally, as of April 30, 2004, the company has $ 145,000 of stock subscription receivables from the former shareholders of " Production".

In March 2004, the company sold 600,000 shares of common stock for $.50 per share and received $300,000.

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


Note 8 - Subsidiary Acquisition

On March 18, 2004, the company, via a stock exchange,  acquired the common stock
of  Bio  Solutions  Production,   Inc.,  a  former  division  of  Bio  Solutions
International Inc. The net assets acquired include:

                  Fixed Assets                $ 350,000
                  Product Formulas              450,000
                  Inventory                      41,968
                  Payables                     (359,708)

As part of the stock exchange, shareholders invested $667,600 in "Production" Additionally, as of April 30, 2004, the company has $ 145,000 of stock subscription receivable from the former shareholders of " Production".


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


Note 10 - Commitments and Contingencies

Settlement of Lawsuit

As described in Note 7, the Company issued 14,000 shares of its common stock in consideration for the settlement of a lawsuit that were valued at $14,000. The former President of the Company and a spouse of a former Director ("Spouse") guaranteed that the shares of common stock would be worth at least $100,000 within three years. If the holders of these shares are not able to sell the common stock for $100,000 within three years, then the President and Spouse will be liable for the difference between what the shares could of sold for during those three years and the $100,000. If these individuals are required to pay this liability, then Bio-Solutions Manufacturing, Inc. ("BSM") will cause the Company to indemnify and pay the former President and the former Spouse any amounts they are required to pay under the settlement.

Spin-Off Agreement

On January 15, 2004 the Company and its wholly owned subsidiary SSET, signed an agreement to divide the existing businesses so that SSET will operate independent of the Company and to distribute as a dividend to the common shareholders of the Company all the outstanding common shares of SSET. The Company expects this spin-off to be a tax-free distribution under Internal Revenue Code Section 355.

Ten days prior to the distribution date, the SSET will transfer 1,000 shares of its common stock to the Company for all of the Company's shares of common stock in CardReady of New York, Inc. and SSFS Merchant Services, Inc. Also prior to the distribution date, the Company and SSET, at SSET's expense, will file to request SSET's common stock be quoted on the OTC Bulletin Board. The Company and SSET, at SSET's expense, will file with the Securities and Exchange Commission SSET's Registration Statement. BSM has been informed by the Company of this spin-off agreement with SSET. As of April 30, 2004, the terms of the Spin-off Agreement had not yet been consummated.

Upon the completion of the SSET spin-off each of the former Bio Solutions Manufacturing ("BSM") shareholders agrees to transfer all of the shares of SSET that BSM shareholders received in the spin-off agreement for one dollar.

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


Note 11 -Lease Commitments

Effective March 1, 2004, the Company has assumed (from Bio Solutions International Inc.) the lease for the office and warehouse facilities at its Bio Solutions Production Inc. subsidiary for a term expiring in May 2007. Rent expense for the three and six months ending April 30, 2004 was $ 6,313. Future minimum annual rentals are: 2004 $24,000, 2005 $ 36,000, 2006 $36,000 and 2007
$12,000.


Note 12- Property and Equipment

At April 30, 2004 property and equipment consisted of the following:

          Office furniture and equipment               $      30,600
          Machinery and equipment                            114,934
          Leasehold improvements                             250,000
                                                             395,534
         Accumulated Depreciation                            (12,960)
                  Net Property and Equipment           $     382,574


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

     Selling, General and Administrative Expenses. The expenses for the three-months ended April 30, 2004 were $119,056. The Company's expenses increased by $94,890, up 393% (from $24,166 to $119,056) during the three-months ended April 30, 2004, compared to the same period in 2003. The Company's expenses were made up primarily of general overhead. The large increases are due to the startup costs connected to the acquisition of the Bio Solutions Production, Inc operations.

     Losses from Discontinued Operations. The Company had losses of $48,307, for the three months ended April 30, 2004, as compared to losses of $22,208 for the three months ended April 30, 2003.

     Net Losses. The Company had a net loss of $145,493 for the three-months ended April 30, 2004, as compared to net losses of $48,462 for the three-months ended April 30, 2003.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for continuing operations were $162,663 for the six months ended April 30, 2004. The increase in expenses consisted largely of Bio Solution Production, Inc. operating costs and professional fees.

     Losses from Discontinued Operations. The Company had losses of $69,063, for the six months ended April 30, 2004, as compared to losses of $49,269 for the six months ended April 30, 2003.

     Net Losses. The Company had a net loss of $216,359 for the six-months ended April 30, 2004, as compared to $102,425 for the same period a year earlier.

     Liquidity and Capital Requirements. As of April 30, 2004, the Company had cash and cash equivalents of $172,147. Total assets were $1,481,879 (inclusive of $421,226 from discontinued operations. The Company's current liabilities were $1,896,185 as of April 30, 2004,, which includes $1,015,983 from discontinued operations.

     For the six months ended April 30, 2004, the Company received $300,000 of additional capital from a major stockholder for 600,000 shares of common stock It also received $374,232 of proceeds generated from reverse acquisition net related transactions. Of the funds received, $216,359 was used to fund operating losses, $107,567 to reduce discontinued operations net assets and $39,934 was used to purchase equipment. Related party loans of $125,000 were converted to 500,000 shares of common stock.


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


ITEM 5 Other Information

     None


ITEM 6 Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit         Description no.
--------        -------------------------------------
31.1 *         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 *         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 * Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 * Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------
*  Filed herewith.

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


    Dated: October 21, 2004       /s/ Krish V. Reddy
          --------------------    -----------------------------------
                                  By: Krish V. Reddy, Ph.D.
                                  Its: President and Director

    Dated: October 21, 2004       /s/ Joe H. Ashley
          --------------------    -----------------------------------
                                  By: Joe H. Ashley
                                  Its: Secretary, Treasurer and Director