Form 10QSB
period 2004-07-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2004-10-22
CIK 1128581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years



     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]



Applicable only to corporate issuers


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 17, 2004, there were 14,765,243 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [X]  No [_]

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

ITEM 1 Financial Statements

                        Bio Solutions Manufacturing Inc.
                     Consolidated Balance Sheet (Unaudited)
                                  July 31, 2004

                              ASSETS
 CURRENT ASSETS
        Cash                                                                    $          35,521
        Accounts Receivable                                                                36,810
        Inventory                                                                          41,305
              Total current assets                                                        113,636

 PROPERTY AND EQUIPMENT (Net of accumulated depreciation of $ 22,508)                     407,520

 OTHER NON-CURRENT ASSETS
         Product Formulation                                                              450,000
        Assets of Discontinued Activities                                                 608,527
              Total non-current assets                                                  1,058,527
                                                                                -----------------
 Total assets                                                                   $       1,579,683
                                                                                =================

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES
        Accounts Payable and Accruals                                           $         457,708
         Income Taxes Payable                                                               1,644
        Other Payable                                                                      75,000
        Loan Payable -Related Party                                                       327,988
        Liabilities of Discontinued Activities                                          1,265,923
              Total Current Liabilities                                                 2,128,263
                                                                                -----------------

 Total Liabilities                                                                      2,128,263
                                                                                -----------------

 STOCKHOLDERS' EQUITY (DEFICIENCY)
       Preferred Stock,  no par value, 10,000,000 authorized,
           none issued and outstanding                                                          -
        Common stock $0.001 par value, 100,000,000 authorized,
           14,765,243 shares  issued and outstanding                                       14,765
        Additional paid in capital                                                      2,349,167
         Stock Subscription Receivable                                                    (40,000)
         Accumulated Deficit                                                           (2,872,512)
                                                                                -----------------

              Total stockholders' equity (deficit)                                       (548,580)
 Total liabilities and stockholders' equity (deficit)                           $       1,579,683
                                                                                =================

    The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
                Consolidated Statements of Operations (Unaudited)
           For the Nine and Three Months Ended July 31, 2004 and 2003

                                                                Nine Months Ending            Three Months Ending
                                                            July 31,       July 31,         July 31,      July 31,
                                                              2004           2003             2004          2003
                                                        --------------- -------------   ------------- -------------
 REVENUES                                               $        89,265 $           -   $      35,798 $           -

 COST OF GOODS SOLD                                              53,203             -          29,556             -
                                                        --------------- -------------   ------------- -------------
                    Gross profit                                 36,062             -           6,242             -

 OPERATING EXPENSES                                             314,639       110,741         151,976        60,108
                                                        --------------- -------------   ------------- -------------

                    Total operating expenses                    314,639       110,741         151,976        60,108
                                                        --------------- -------------   ------------- -------------

Net income (loss) before other income (expenses)
and provision for income taxes                                 (278,577)     (110,741)       (145,734)      (60,108)
                                                        --------------- -------------   ------------- -------------

 OTHER INCOME (EXPENSE)
              Interest  income/(expense)                        (22,531)         (960)         (8,078)         (236)
                                                        --------------- -------------   ------------- -------------
                    Total other income (expense)                (22,531)         (960)         (8,078)         (236)
                                                        --------------- -------------   ------------- -------------
 Net income (loss) before provision for income taxes           (301,108)     (111,701)       (153,812)      (60,344)

 Provision for income taxes                                           -           900               -             -

 Net income (loss) - continuing operations                     (301,108)     (112,601)       (153,812)      (60,344)

 (LOSS) FROM DISCONTINUED OPERATIONS                           (131,702)      (76,065)        (62,639)      (25,896)
                                                        --------------- -------------   ------------- -------------

 Net income (loss)                                      $      (432,810)$    (188,666)  $    (216,451)$     (86,240)
                                                        =============== =============   ============= =============

 Net income (loss) per weighted average share
   Continuing Operations                                $         (0.05)$       (0.17)  $       (0.01)$       (0.09)
                                                        =============== =============   ============= =============
   Discontinued Operations                              $         (0.02)$       (0.12)  $       (0.00)$       (0.04)
 Weighted average number of shares                            5,521,510       658,693      14,748,576       636,164
                                                        =============== =============   ============= =============


    The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                For the Nine Months Ended July 31, 2004 and 2003

                                                                                 July 31, 2004     July 31, 2003
                                                                                --------------    --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                           $     (432,810)   $     (188,666)

    Adjustments to reconcile net income (loss) to net cash provided
        (used) by operations:
      Common stock issued for services                                                       -            22,873
      Bad debts provision                                                                                 31,620
      Depreciation                                                                      22,508             2,047
      Common Stock Issued for lawsuit settlement                                        14,000                 -

    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                       (36,810)              185
      (Increase) decrease in inventory                                                  14,627                 -
      Increase (decrease) in accounts payable and other accruals                        70,177           (43,081)
      Increase/(decrease) in discountinued operations net assets                       (44,928)          123,589
      Increase /(decrease)  in income taxes payable                                     (2,783)              900
                                                                                --------------    --------------
 Net cash provided (used) by operating activities                                     (396,019)          (50,533)

 CASH FLOW FROM INVESTING ACTIVITIES:
           Purchase of fixed assets                                                    (74,428)                -
 Net cash provided (used) by investing activities                                      (74,428)                -

 CASH FLOW FROM FINANCING ACTIVITIES:
      Sale of common stock                                                             300,000                 -
      Payments of loans-other                                                         (275,000)
      Proceeds generated from reverse acquisition and related tranactions-net          479,232
      Advances from others                                                                   -            50,000
 Net cash provided (used) by financing activities                                      504,232            50,000
                                                                                --------------    --------------
 Net increase (decrease) in cash                                                        33,785              (533)

 CASH - BEGINNING                                                                        1,736             2,368
 CASH - ENDING                                                                  $       35,521    $        1,835
                                                                                ==============    ==============
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest expense                                                 $            -    $            -
 Cash paid for income taxes                                                     $            -    $            -
                                                                                ==============    ==============

     In March 2003, the company issued 31,880 shares of restricted common stock to a shareholders of the company and creditor of B.A.A.M.S.Inc. in exchange for the cancellation of $70,136 of indebtedness due B.A.A.M.S.

     In July 2003, the company issued 357,,000 shares of common stock in settlement of indebtedness.

     In March 2004, the company issued 12,645,000 shares of common stock for all of the common stock of Bio Solutions Production, Inc.

     In March 2004, 600,000 shares of common stock was issued for $300,000.

     In April 2004, $ 125,000 of debt was converted into 500,000 shares of common stock.

     In July 2004, $ 5,000 of debt was converted into 20,000 shares of common stock

    The accompanying notes are an integral part of the financial statements.

BIO SOLUTIONS MANUFACTURING, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2004
(Unaudited)

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

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three-months and nine months ended July 31, 2004 and 2003, are not necessarily indicative of the results that may be expected for the full year.

Nature of Business and History of Company

Bio Solutions Manufacturing, Inc .("BSM") (formerly named Single Source Financial Services Corporation until May 2, 2004) was incorporated in New York on September 19, 1994 under the name Ream Printing Paper Corp. In November 2000, the Company acquired Single Source Electronic Transactions, Inc. ("SSET"). In March 1, 2004, it acquired Bio Solutions Production Inc, (formerly named Bio Solutions Manufacturing, Inc. a former manufacturing division of Bio Solutions International, Inc).

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

The Company on March 1, 2004 commenced its manufacturing operations under its Bio-Solutions Production subsidiary. Bio-Solutions Manufacturing is a developer and manufacturer of biological waste remediation products, servicing municipal collection systems and food service facilities.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Bio Solutions Manufacturing, Inc. and its wholly owned subsidiaries Single Source Electronic Transactions, Inc. and Bio-Solutions Production Inc. All material inter-company accounts and transactions have been eliminated.

Concentration of  Risk

The only customer for its products is Bio Solution International, Inc, which resells product exclusively to its' franchisees.

Reclassification

Certain amounts in 2003 have been reclassified to conform to the 2004 presentation. Such reclassification had no effect on net income as previously reported.


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


Note 3 - Property and Equipment

Depreciation charged to continuing operations for the nine months ended July 31, 2004 and 2003, were $19,778 and $ 0 respectively.

Note 4 - Liabilities of Discontinued Operations

Discontinued Operations liabilities include:

     a) The Company has notes payable to B.A.A.M.S., Inc., a corporation wholly owned by two former shareholders. The notes are evidenced by various promissory notes and are assessed interest at an annual rate of 8%. Each note matures in thirty-six months from the date of advance. The balance of these notes including accrued interest at July 31, 2004 was $ 761,920

     b) The Company has notes payable from its former President. The amounts advanced are evidenced by various promissory notes and are assessed interest at an annual rate of 8%. Each note matures in thirty-six months from the date of advance. The balance of these notes including accrued interest at July, 31 2004, amounted to $58,025

     c) The Company has notes payable with four entities controlled by former Directors of the Company. The amounts advanced are evidenced by various promissory notes and are assessed interest at an annual rate of 8%. Each note matures in thirty-six months from the date of advance. The balance of these notes including accrued interest as of July, 31, 2004 is $ 186,433.

     d) Pursuant to agreements with two leasing companies, the Company was obligated to assume the cost of leases entered into by its customers who subsequently defaulted under the terms of their respective leases. The remaining balance at July 30, 2004 totaled $35,002 and is payable in monthly installments without interest through December 2006. This obligation is included in the accompanying balance sheet and classified as debt relating to discontinued operations.


Note 5 - Loan Payable - Related Party

As of July 31, 2004, the Company has a balance due a related party of $327,988. This is subject to the terms of a debt conversion agreement. Under the terms of the agreement, the amounts received are assessed interest, retroactively, at a rate of 7.5% per annum and the total outstanding balance, including accrued interest, is convertible into shares of common stock at a conversion price of $.25 per share. For the quarter ended July 31, 2004, $5,000 was converted into 20,000 shares of common stock.

Note 6 - Discontinued Operations

As indicated above, the Company transferred the residual stream of merchant accounts to the former owner of SSET. The Company accounted for this transaction as a disposal of a segment of its operations. Losses from discontinued operations for the three-months and nine months ended July 31, 2004 and 2003, were $62,639, $ 25,896, 131,702 and $76,065, respectively


Note 7 - Stockholders' Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

In October 2003, the company carried out a 1 for 100 reverse split of its common stock. All related per share information has been restated, accordingly.

In March 1, 2004, 12,645,000 shares of common stock were issued for all of the common stock of Bio Solutions Production, Inc. ("Production"), formerly names
Bio Solutions manufacturing, Inc, a former division of Bio Solutions International Inc. The Company will also replace the warrants of "Production", with its warrants, expiring in January 31, 2007 to purchase the same number of the Company's common stock of 450,000 shares with similar terms. The shares and warrants of the Company to be exchanged will be placed in escrow and subject to an escrow agreement.

As part of the stock exchange, shareholders invested $667,600 in cash in "Production " Additionally, as of July 31, 2004, the company has $ 40,000 of stock subscriptions receivables from the former shareholders of "Production ".

In March 2004, the company sold 600,000 shares of common stock for $.50 per share and received $300,000. On April 7, 2004 $125,000 of debt was converted to 500,000 shares of common stock. On July 29, 2004, $5,000 of debt was converted to 20,000 shares of common stock.

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


Note 8 - Subsidiary Acquisition

On March 18, 2004, the company, via a stock exchange, acquired the common stock of Bio Solutions Production, Inc. ("Production"), a former division of Bio Solutions International Inc. The net assets acquired include:

                  Fixed Assets                $ 350,000
                  Product Formulas              450,000
                  Inventory                      41,968
                  Payables                     (359,708)

As part of the stock exchange, shareholders invested $667,600 in "Production" Additionally, as of July 31, 2004, the company has $ 40,000 of stock subscriptions receivables from the former shareholders of "Production ".


Note 9 - Employee Stock Plan

On April 19, 2002, the Company formed the Bio Solutions Manufacturing Inc. (formerly Single Source Financial Services Corporation) 2002 Omnibus Securities Plan. Under the plan, the Company may grant options or issue stock to selected employees, directors, and consultants for up to 30,000 shares. The exercise price of each option is at the discretion of the Board of Directors but can not be less than 85% of the fair market value of a share at the date of grant (100% of fair market value for 10% shareholders). The vesting period of each option granted is also at the discretion of the Board of Directors, but each option granted shall vest at a rate of no less than 20% per year from date of grant. As of July 31, 2004, no options have been granted.

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

Ten days prior to the distribution date, the SSET will transfer 1,000 shares of its common stock to the Company for all of the Company's shares of common stock in CardReady of New York, Inc. and SSFS Merchant Services, Inc. Also prior to the distribution date, the Company and SSET, at SSET's expense, will file to request SSET's common stock be quoted on the OTC Bulletin Board. The Company and SSET, at SSET's expense, will file with the Securities and Exchange Commission SSET's Registration Statement. BSM has been informed by the Company of this spin-off agreement with SSET. As of July 31, 2004, the terms of the Spin-off Agreement had not yet been consummated.

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


Note 11 -Lease Commitments

Effective March 1, 2004, the Company has assumed (from Bio Solutions International Inc.) the lease for the office and warehouse facilities at its Bio Solutions Production Inc. subsidiary for a term expiring in May 2007. Rent expense for the three and nine months ending July 31, 2004 was $ 5,885 and $ 12,198. Future minimum annual rentals are: 2004 $18,000, 2005 $ 36,000, 2006
$36,000 and 2007 $12,000.


Note 12- Property and Equipment

At July 31, 2004 property and equipment consisted of the following:

          Office furniture and equipment          $  30.600
          Machinery and equipment                   149,428
          Leasehold improvements                    250,000
                                                  ---------
                                                    430,028
         Accumulated Depreciation                   (22,508)
                                                  ---------
                  Net Property and Equipment      $ 407,520


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


Results of Continuing Operations for the Three-Months Ended July 31, 2004 and July 31, 2003.

Revenues. Revenues from continuing operations for the three-months ended July 31, 2004 were $ 35,798 and for the three months ended July 31, 2003 were $ 0 . On March 1, 2004, the Company's wholly owned subsidiary acquired operating assets from Bio Solutions International, Inc., an unrelated company. Prior to that date the operations acquired were accounted for as an integral part of the financial statements of Bio Solutions International, Inc. There are therefore no comparable revenue figures for the three months ended July 31, 2003.

Cost of Revenues. Cost of revenue from continuing operations was $ 29,556 for the three- months ended July 31, 2004 and for the three months ended July 31, 2003 the cost of revenues was $ 0 . On March 1, 2004, the Company's wholly owned subsidiary acquired operating assets from Bio Solutions International, Inc., an unrelated company. Prior to that date the operations acquired were accounted for as an integral part of the financial statements of Bio Solutions International, Inc. There are therefore no comparable cost of revenue figures for the three months ended July 31, 2003.

Gross Profit. The gross profit from continuing operations for the three-months ended July 31, 2004 was $6,242 and for the three months ended July 31, 2003 was $ 0 . Because the Company did not have any revenue for the three-months ended July 31, 2003, there was no gross profit for that period.

Selling, General and Administrative Expenses. The expenses for the three-months ended July 31, 2004 were $159,176 the Company's expenses increased by $91,868, up 153% (from $60,108 for the same period in 2003) during the three-months ended July 31, 2004, compared to the same period in 2003. The Company's expenses were made up primarily of general overhead. The large increases are due to the startup costs connected to the acquisition of the Bio Solutions Production, Inc operations.

Losses from Discontinued Operations. The Company had losses of $62,639, for the three months ended July 31, 2004, as compared to losses of $25,896 for the three months ended July 31, 2003.

Net Losses.  The Company had a net loss of $216,451 for the  three-months  ended
July 31, 2004, as compared to net losses of $86,240 for the three-months ended July 31, 2003.

Results of Continuing Operations for the Nine-Months Ended July 31, 2004 and July 31, 2003.

Revenues. Revenues from continuing operations for the fiscal nine-months ended July 31, 2004 were $89,625, compared to revenues of $ 0 for the period ended July 31, 2003. The increase in revenues is as a result of the acquisition by the Company of Bio Solutions Production, Inc. on March 18, 2004.

Cost of Revenues. Due to limited activity during the nine-months ended July 31, 2004, the Company incurred costs associated with its revenue of $53,203, as compared to $ 0 for the same period one year earlier.

Gross Profit. The gross profit from continuing operations for the nine months ended July 31, 2004 was $ 36,602, compared to $ 0 for the same period one year earlier. This increase was due to the acquisition of Bio Solutions Production on March 18, 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for continuing operations were $314,639 for the nine months ended July 31, 2004compared to $110,741 for 2003. The increase in expenses consisted largely of Bio Solutions Production, Inc. operating costs and professional fees.

Losses from Discontinued Operations. The Company had losses of $131,702, for the nine months ended July 31, 2004, as compared to losses of $76,065 for the nine months ended July 31, 2003.

Net Losses. The Company had a net loss of $432,810 for the nine-months ended July 31, 2004, as compared to $188,666 for the same period a year earlier.

Liquidity and Capital Requirements. As of July 31, 2004, the Company had cash and cash equivalents of $35,521. Total assets were $1,579,683 inclusive of assets of discontinued activities of $608,527. The Company's current and total liabilities were $2,128,263 as of July 31, 2004. The total liabilities consisted primarily of accounts payable and accruals of $457,708, debt of $327,988, due to related parties and liabilities of discontinued operations of $1,265,923

Cash Flows. The Company sold 600,000 shares of common stock for $300,000 and received proceeds generated from acquisition and other related transactions of $479,232. Funds were expended for net operating loss of $432,810, equipment purchases of $74,428 and liability reduction of $275,000


ITEM 3. Controls and Procedures.

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

     (b) Report on Form 8-K

On May 17, 2004, the Company filed a Current Report on Form 8K, dated May 12, 2004, regarding (1) the change of accountants from Jonathon P. Reuben, CPA to Baum and Company, PA and (2) the change of the name of the Company from Single Source Financial Services Corporation to Bio Solutions Manufacturing, Inc.

On June 2, 2004, the Company filed a Current Report on Form 8K, dated March 22, 2004, regarding an extension of the time for filing pro forma financial statements in connection with its acquisition of all the issued and outstanding shares of Bio Solutions Manufacturing, Inc. (Nevada) in exchange for 12,645,000 shares of its common stock.

On June 11, 2004, the Company filed a Current Report on Form 8K, dated June 10, 2004, regarding the filing of pro forma financial statements in connection with its acquisition of all the issued and outstanding shares of Bio Solutions Manufacturing, Inc. (Nevada) in exchange for 12,645,000 shares of its common stock.

Subsequent to the close of the quarter ended July 31, 2004, on September 1, 2004, the Company filled a Current Report on Form 8-K, date August 27, 2004, regarding the declaration of October 11, 2004 as the record date for determining those shareholders who will receive a pro rata distribution of all of the 10,013,500 common shares of Single Source Electronic Transactions, Inc., its wholly owned subsidiary, owned by it, in accordance with the terms of the Reorganization and Stock Purchase Agreement, between the issuer and Bio Solutions Manufacturing, Inc. and others, which was effective March 18, 2004, which is incorporated herein by reference.



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