Form 10KSB
period 2004-10-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2005-02-14
CIK 1128581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended October 31, 2004

/_ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to______________


Commission file number: 0-33229

                        Bio Solutions Manufacturing, Inc.
                  --------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  New York                                    16-1576984
----------------------------------                      ------------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                                IDENTIFICATION NO.

1161 James Street
Hattiesburg, Mississippi                                      39401-4016
----------------------------------                      ------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

Issuer's telephone number: (601) 582-4000

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
         None                                          None
-------------------                    -----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
           -----------------------------------------------------------
                                (TITLE OF CLASS)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/



     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/



     Issuer's  revenues its most recent  fiscal year (ended  October 31,  2004):
$106,664



     The aggregate market value of the voting and non-voting common equity held by non- affiliates of the issuer, based upon the price at which such common equity was sold on February 9, 2005, as reported by the OTC Bulletin Board, was approximately $12,339,228. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.



     The number of outstanding shares of the issuer's common stock on February 9, 2005 was 16,409,228.



     Documents incorporated by reference: None.



     Transitional Small Business Disclosure Format (CHECK ONE): Yes /_/ No /X/

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.


CORPORATE HISTORY.

     Bio Solutions Manufacturing, Inc. (the "Company") is a New York corporation that was formed on September 19, 1994. Prior to the fourth quarter of 2000, the Company operated under the name "Ream Printing Paper Corp." and had not engaged in any business for a number of years. From the fourth quarter of 2000 until March, 2004, the Company operated under the name Single Source Financial Services Corporation ("SSFS") and engaged in the electronic transaction processing business.

     In March, 2004, the Company acquired all of the issued and outstanding stock of Bio Solutions Manufacturing, Inc., a Nevada corporation, in exchange for approximately 92% of its issued and outstanding common stock. The Company changed its name to Bio Solutions Manufacturing, Inc. ("BSM") and the name of its wholly owned subsidiary was changed to Bio Solutions, Production, Inc. ("BSP"). Through BSP, the Company is engaged in the business of manufacturing environmentally safe bio-remediation products for the treatment of various forms of waste by the food service industry and municipal waste treatment plants and other customers throughout the United States.

     CURRENT BUSINESS. On January 27, 2004, the Company entered into a Reorganization and Stock Purchase Agreement and certain related agreements with Bio-Solutions Manufacturing, Inc. ("BSM") pursuant to which the Company agreed to issue 11,865,000 shares of its common stock (which would constitute approximately 92% of the Company's outstanding shares) to the shareholders of BSM in return for all of the outstanding shares of BSM (the "BSM Transaction"). BSM was a privately-held company that provides environmentally-safe solutions to restaurants, municipal waste treatment plants and other customers throughout the United States which are seeking environmentally-friendly forms of waste remediation.. In connection with the BSM Transaction, the parties agreed that certain other actions would be taken either prior to or after the closing, including (i) the transfer to Single Source Electronic Transactions, Inc. ("SSET"), a wholly owned subsidiary of SSFS, of all of the Company's shares in SSFS Merchant Services, Inc.(" SSFSM") and CardReady of New York, Inc.("CRNY"), so that those entities became wholly- owned subsidiaries of SSET, (ii) the sale of all of the shares of SSET owned by BSM to the former control shareholders of SSFS for the payment of nominal consideration (iii) the Company's cancellation of its previous exercise of the CardReady Option and the transfer of the CardReady Option to SSET. Subject to the satisfaction of the conditions stated in the parties' agreements, the transaction was completed in March, 2004.

Business Development

     BSM is a technology provider of biological solutions to industries that desire environmentally- friendly forms of waste remediation. The Company (formerly known as Single Source Financial Services Corporation), is the parent of Bio Solutions Production, Inc. ("BSP")(formerly known as Bio Solutions Manufacturing, Inc.), a Nevada corporation, that was acquired in March, 2004 in exchange for 92% of the Company's issued and outstanding stock. BSP is a biotechnology company, which owns intellectual properties for the construction and process of microbial products with remedies for certain environmental applications and production of value-added products. The Company's products are sold through Bio Solutions Franchise Corp. ("BSFC"), an unrelated company. BSFC is a sales and marketing company for environmental application products that is currently building a network of franchises to sell and service certain applications while recruiting and training qualified distributors and strategic partners for the more complicated markets. BSFC owns the exclusive marketing rights for all of BSP's environmental related products.

     The   Company's   principal   place  of  business  is  1161  James  Street,
Hattiesburg,  MS  39401  and its  telephone  number  at that  address  is  (601)
582-4000.

     The Company is presently trading on the Over the Counter Bulletin Board ("OTCBB") under the symbol BSLM.

     See (b) "Business of Registrant" immediately below for a description of the Company's business. Business of Registrant

GENERAL

     Clogged drains can be a nasty and expensive problem in a residential setting. However, the problem is usually limited in its scope and remedied without reoccurrence. Conversely, in restaurants, groceries, hospitals and schools clogged drains are a never ending battle, which require a budget with no ceiling and downtime which can never be afforded. Many facilities use mechanical devices which merely bore a small hole which is still susceptible to plugging. Liquid products such as acids, caustics and solvents only open a small portion of the pipe temporarily.

     As waste treatment becomes a more prominent industry, many organizations are exploring the possibilities of biological waste treatment. From clogged grease traps to industrial waste and sewage, companies are seeking the aid of a more natural treatment method.

     Bacteria and enzymes have provided a method to accelerate nature's own bioremediation process. In the environment, both bacteria and enzymes play a part in biodegradation. Bacteria produce the enzymes essential for biometabolism. The enzymes then do their part to ease the metabolic reactions. The live microbes in these treatments actually eat the grease or other waste. These microbes continue to devour the grease or other waste as long as treatment is continued. These solutions are: cost-effective; environmentally friendly; low maintenance; and dependable. The solutions can: eliminate grease and fats; reduce Hydrogen Sulfide and ammonia levels; reseed bio- filters/plants; breakdown hydrocarbons; control odors; and improve sludge management. Areas in which the solutions have proved successful include: waste water treatment plants; sewer lines and lift stations; lagoons, holding tanks and aquaculture ponds; drain lines and grease traps; septic tanks, cesspools and drain fields.

     The Company believes that its products and technology are more advanced than similar products on the market. BSFC has developed a franchise program to expand the end users to whom BSM's products are ultimately sold.

PRINCIPAL PRODUCTS AND SERVICES

     The Company's products have a combination of microbes and enzymes specifically selected, adapted and mixed in laboratories. These microbes have been designed to digest animal and plant tissues, proteins and cellulose. The formulation of the products has been developed to digest the waste products effectively and in an environmentally safe and responsible manner. This is based on several years of research and development work.

     As soon as the microbes are activated by contact with any moisture, they go to work, break down targeted complex substances and convert them into simple, harmless and elemental substances. When the complex substances and compounds are digested and broken down into simpler elements, the noxious odors associated with (for example) sulfides, ammonia, nitrates and others are reduced or eliminated and simpler elemental substances flow out in the effluents. These effluents will have acceptable levels of BOD (Biological Oxygen Demand), TSS (Total Suspended Solids), FOG (Fats, Oil and Grease), etc., which thus become harmless.

     The Company's primary products are the following:

Product                Purpose
--------------------------------------------------------------------------------

BP - 310            Treatment of Grease Traps/Lift Stations, primarily enzymatic reactions
BP - 710            Treatment of Grease Traps/Lift Stations, primarily microbial actions
BP - 910            Treatment of Portable Toilets
BP - 101            Specific for Higher Carbohydrate Complex
BO - 102            Specific for Higher Fats and Oils
Buffer              Balancing pH
Bio - Care H2S      Specific for Hydrogen Sulfide Reduction
Bio - Care G        Liquefies Hard Grease/Fat
Bio - Care Wheels   Cleans  Grease  and  Dirt  off the  Wheels  of  Trolleys  in
                    Restaurants
Bio - Care H & S
    (Hood & Stack)  Degreases Hoods and Stacks in Restaurants
Bio - Catalyst      Enhances Activity of BP - 310 and BP - 710
Bio - Care Lift
      Station       For Odor Control
Bio - Deplugger
 (for Drain Lines)  For Blocked Drain Lines
Bio - Care F
      (Floor Soap)  Cleans Grease and Dirt off Hard Surfaces
ECT - 2000          Waste Water Disinfectant
Bio - Care Carpet
      Cleaner       Cleans  carpets of all types by  removing  dirt,  grease and stains
Bio - Care Oil
      and Grease
      Spot Cleaner  Cleans oil,  grease,  and dirt  build-up on hard surfaces of parking lots, garage floors, sidewalks, etc.
Bio - Care Glass
      Cleaner       Cleans oil,  grease,  dirt and many other spots on all glass surfaces

DEPENDENCE ON NEW PRODUCTS

     The Company believes its ability to grow in its existing markets is partially dependent upon its ability to introduce new and innovative products into such markets. Although the Company seeks to introduce additional products each year in its existing markets, the success of new products is subject to a number of conditions, including developing products that will appeal to customers and comply with existing regulations at the time of introduction. There can be no assurance that the Company's efforts to develop innovative new products will be successful, that customers will accept new products, or that the Company will obtain regulatory approvals of such new products, if required. In addition, no assurance can be given that new products currently experiencing strong popularity and rapid growth will maintain their sales over time.

     The products and services still in the research and development phase include the following:

Products under R & D             Purpose
--------------------------------------------------------------------------------
Acquaculture Products
   for Cat Fish:    To produce  disease  free and better  quality  cat fish more economically.

Acquaculture Products
   for Shrimp:      To  produce  disease  free  &  better  quality  shrimp  more economically.

Bio - Peel Gum      Peels off chewing gum from the surface of concrete & similar areas.

Bio - Care Algae  To control algae in Ponds, Lakes, Golf Courses, etc.

Bio - Care Hydrocarbons
                    To treat contamination associated with petroleum & oil spills.

MANUFACTURING

     The Company is manufacturing several biological products incorporating a combination of microbes and enzymes. These microbes have been specifically selected, adapted, dried and mixed in the Company's laboratories, located at 1161 James Street. The combinations have been designed to digest animal and plant tissues, proteins and cellulose. The formulations of the products have been developed to digest the waste products effectively and in an environmentally safe and responsible manner. This is based on several years of research and development work.

     The Company's products break down complex waste products into simple, harmless and elemental substances. Depending upon the nature and concentration of the pollutants and other variables encountered, such as pH, time and temperature, appropriate additives are introduced to successfully complete the bio-augmentation process. When the complex substances and compounds are digested and broken down into simpler elements, the noxious odors associated with, for example sulfides, ammonia, nitrites and others are significantly reduced or eliminated and simpler elemental substances flow out in the effluents. Furthermore, the end product obtained by using the Company's products on dairy and hog lagoons proved to be a valuable soil fertilizer.

MARKETING, SALES AND DISTRIBUTION

MARKET

     According to the research firm Environmental Business International, the overall environmental services industry grew at an annual rate of 2.7 percent in 1997 to produce a total output of $186 billion. Approximately 117,000 U.S. companies are engaged in the business of environmental technologies of all kinds.

     According to the research firm Business Communications Co., Inc., the market for wastewater bioremediation was $353 million in 1998 and was projected to grow to $374 million in 2001, an AAGR of 2.9%. The market for municipal solid waste management had a 1998 value of $237 million and was expected to be worth $262 million in 2001, an AAGR of 5.1%. The conversion of waste-to- energy was a $66 million sector of the bioremediation market in 1998 and was projected to account for $67 million in 2001, an AAGR of 0.8%.

     BSFC plans to expand the sale of BSM's products using franchising as its distribution approach. BSFC's market position is best examined by reference to some of its direct franchising competitors. The following two (2) competitors claim they will have between thirty percent (30%) and one hundred percent (100%) growth in the number of franchises over the next year.

     Direct franchise competitor, BioLogix(R) Systems Corporation, based in St. Louis, Missouri, claims to be a leader in the rapidly growing biotechnology and environmental service industry, widely known as "first" in innovation for waste (grease) elimination. Founded in 1989, this competitor currently had thirty-five
(35)  employees  and revenue was $5 million in 1999 fiscal year and had nineteen
(19) franchisees in twelve (12) states.  BioLogix  projects growth of twenty-two
(22) more franchises in the next twelve (12) months.

     Direct franchise competitor, Environmental Biotech, Inc., based in Sarasota, Florida, had $2.4 million of revenue in 1999. They claim to be the world leader in waste bioremediation technology. They started franchising in 1991 and have over sixty-six (66) franchises in the USA as well as master franchises and service sub-franchisees in Australia, Canada, Colombia, Japan, Malaysia, Mexico, Singapore, Slovenia and the United Arab Emirates.

UNITED STATES MARKET FOR ENVIRONMENTAL SERVICES

     The Company operates in the environmental technology and services industry. According to the U.S. Industry and Trade Outlook 2000 published by the United States Department of Commerce, the environmental technologies and services industry includes air, water and soil pollution control; solid and toxic waste management; site remediation; engineering, design and consulting services; environmental monitoring; recycling; and industrial and clean process technology.

     This mature industry has evolved in response to growing concern about the risks and costs of pollution and the enactment of pollution control legislation in the United States and around the world. The highly fragmented U.S. environmental industry is large and complex, consisting of both investor-owned and government entities that provide everything from small-scale consulting services to large-scale water utility operations.

     According to Environmental Business International of San Diego, CA, the industry grew at an annual rate of 2.7% in 1997 to produce a total output of $186 billion, up from $181 billion in 1996. The environmental sector's customers range from individual consumers, to locally regulated water utility monopolies and partnerships, to major U.S. corporations. Approximately 117,000 U.S. companies are engaged in the business of environmental technologies, with 4,300 of those firms exporting internationally, generating $18.2 billion in export revenues and creating a trade surplus of $9.1 billion in 1997.

     The research firm of Environmental Business International breaks the industry down even further into fourteen (14) segments of business activity which are divided into three (3) broad categories: services, equipment and resources. These environmental industry segments are classifications of types of businesses set out by the U.S. Standard Industry Classifications (SIC) system. Service revenues are those generated as fees paid for service, equipment revenues are sales of hardware and resources are sales of materials, water or energy. The Company primarily serves the "Remediation and Industrial Services" segment. This remediation segment in which the Company operates is estimated to generate approximately $12 billion a year in revenue.

THE BIOREMEDIATION MARKET SUB-SECTOR

     According to the research firm Business Communications Co., Inc.("BCC"), municipal water treatment has relied on the use of microorganisms for many decades. Without biological contractors, trickling filters, or various kinds of digesters, it would be prohibitively expensive to purify municipal and commercial wastewater. Nearly sixty-five percent (65%) of the municipal waste generated in the U.S. each year (mainly paper, yard and food wastes) are considered easily biodegradable and therefore amenable to biological treatment. Another sixteen percent (16%) (rubber, leather, and plastic wastes) are considered "potentially biodegradable." That leaves only 19.2% (glass, metals, and miscellaneous) that are not potentially treatable with bioremediation. Currently, only about one percent (1%) of the total environmental management market is treated using bioremediation. Although this is a small percentage of the overall market, it represents over a billion dollar a year market sub-sector.

     According to a recent BCC study titled "Bioremediation of Hazardous Wastes, Waste-water, and Municipal Waste," the value of the U.S. bioremediation market in 1998 is approximately $1.5 billion and is projected to increase to $1.76 billion in 2001, reflecting an average annual growth rate ("AAGR") of five percent 5%. Predicted U.S. expenditures on biotechnology waste management are forecasted to increase annually through the turn of the century due to public involvement in environmental issues and corporate commitments to reduce the amount of toxic exposure in the environment. BCC notes that the biotechnology waste management market is led by the hazardous waste sector, which has benefitted from recent technological advances that have made it possible to biodegrade or otherwise treat a variety of hazardous wastes. This market was valued at $940 million in 1998 and is expected to increase to $1.05 billion in 2001, an AAGR of six percent (6%).

     The market for wastewater bioremediation was $353 million in 1998 and is projected to grow to $374 million in 2001, an AAGR of 2.9%. The market for municipal solid waste management had a 1998 value of $237 million and is expected to be worth $262 million in 2001, an AAGR of 5.1%. The conversion of waste-to-energy is a $66 million sector of the bioremediation market in 1998 and will account for $67 million in 2001, an AAGR of 0.8%. Bio-enzymes are inherently environmentally preferable products. Since the products digest food waste and grease a little bit at a time, they prevent the need for acid-based chemicals, which can harm pipes and are disapproved by water treatment plants due to their caustic nature. Municipalities want food wastes reduced to carbon dioxide and water before they reach the treatment plants.

FRANCHISING DISTRIBUTION METHOD

     The Company markets its products through BSFC which plans to grow using franchising as its distribution approach. The International Franchise
Association ("IFA") estimates that franchising in the U.S. alone generated nearly $1 trillion in retail sales in the year 2000 and provides jobs for some 8 million Americans.

     Franchising has evolved as a major means of business expansion in both American and international economies. Purchasing a franchise, which literally means "to be free," presents the opportunity and freedom for an investor to own and operate business with many immediate and long range advantages. Franchising is a marketing technique, or method of doing business, whereby a parent company (franchisor) grants (via a franchise agreement) an individual outlet owner (franchisee) the right to market its product and services while using the parent's name, reputation and marketing techniques.

FRANCHISE & SALES PROGRAM

     BSFC was established in 1998 to market and sell environmental products and services. BSFC's home office is located in Hattiesburg, Mississippi. In 1998, BSFC signed an agreement with Bio Solutions International (of which BSP was a division until March, 2004) to market and sell all of BSM's products on an exclusive basis. The products manufactured by BSP proved superior to other products on the market for targeting specific applications. BSP's ability to customize products for specific applications proved invaluable to BSFC's hands-on service approach to the market.

     The franchise program is designed to be a comprehensive service using Company's products for the treatment and prevention of:

     A. Grease and related problems associated with the build up of grease and organics in grease traps, drain lines and toilets in cooking establishments such as restaurants, schools and nursing homes. The franchise is simply replacing the cost of pumping the grease traps and snaking the drain lines. The cost of treating the grease traps and drain lines with the Company's products is normally much less than the conventional pumping and snaking method. The cost savings, elimination of the foul odors through accelerated bacteria decomposition, and the opportunity for the client to participate in the conservation of our environment offers little (if any) resistance to the sale. The Company treatment service has proved so successful the franchisee is able to guarantee the owner or manager that in the event there is a need to pump, he (the franchisee) will absorb the cost.

     B. Municipal Waste Treatment Plants and Sewage Lift Stations: As real estate development and the industrial expansion continue at a rapid rate, the once remote locations of the municipal collection systems are now becoming surrounded with subdivisions, shopping centers and small businesses. The outcry to eliminate and control the pungent odors associated with these treatment plants is being exercised through lawsuits and community action groups at an alarming rate. The citizens are struggling with the foul odors and municipalities are struggling with the high and increasing cost of maintaining the lift stations and treatment plants because of the amount of grease released into the sewage conduits.

     The Company's bacteria has proven to be a very cost effective method of controlling odors and eliminating sewage waste associated with the treatment plants and maintaining the lift stations. This affords the franchisee an opportunity to work with the municipalities to address these problems and create a favorable environment to promote the use of these products for the restaurants, schools, nursing homes and other cooking establishments. The franchisee earns his income through the sale of products and the sale of his services that include the use of the Company's products. The franchisee buys his products from BSFC.

COMPETITION

     The principal markets in which the Company competes are competitive and fragmented, with competitors in the environmental services market and the bioremediation market sub-sector. Increased competition could have a material adverse effect on the Company, as competition may have far greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than those of the Company. Although all future employees are expected to be required to sign confidentiality agreements, there is no guarantee either that trade secrets won't be shared with competitors or that the Company could enforce these agreements. Such disclosures, if made, could negatively affect the Company's competitiveness. The markets the Company serves are highly competitive and many competitors have much greater resources. Many of the competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than Bio-Solutions International, Inc.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

     The Company obtains all its raw materials for the manufacture of its products from other sources. The Company generally does not have contracts with any entities or persons committing such suppliers to provide the materials required for the production of its products. There can be no assurance that suppliers will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not wholly within its control. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, as a result of any of the foregoing factors or otherwise, could have a material adverse effect on the Company.

INTELLECTUAL PROPERTY

     The Company's  products,  formulas and processes are  proprietary and owned
it. The Company's employees associated with and involved in any part of the research/manufacturing process have signed non-disclosure/confidentiality agreements in order to prohibit them from using any part of the technology developed and owned by the Company.

GOVERNMENTAL REGULATION

     None. The Company's products are derived from naturally occurring bacteria and enzymes, which are environmentally friendly.

RESEARCH & DEVELOPMENT

     The Company's products were developed based on several years of research work carried out in International Media and Culture laboratories at Salida, Colorado, followed by the work at Orchard and Superior, Nebraska Laboratories. After purchasing the technology from IMAC, the Company is strengthening different products through a research and development program with its facilities and research staff located permanently at its headquarters in Hattiesburg, Mississippi.

COMPLIANCE WITH ENVIRONMENTAL LAWS

     Some municipalities have restrictions on enzyme use in grease traps. The Company uses bacteria and enzymes and has, to date, been able to obtain exemptions for such use.

PERSONNEL.

     As of October 31, 2004, the Company had four employees. One officer received compensation of $72,000. The other officer and the directors served without compensation of any kind. The employees are not represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed.


 ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's principal place of business is located at 1161 James Street, Hattiesburg, Mississippi, 39401, which it leases, by assignment from BSII, from an entity controlled by related parties. The lease will expire on April 30, 2007 with an annual rental of $36,000. The leased premises are approximately 12,000 square feet of usable space. The Company uses the space both as its corporate headquarters and to manufacture and distribute its products. The term of the lease is for a period of five years. The Company owns no real property and its personal property consists of furniture, fixtures and equipment with a book value of $378,788 on October 31, 2004.


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

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION. The Company's common stock is quoted on the OTC Bulletin Board under the symbol "BSLM." The following table sets forth the quarterly high and low bids for the Company's common stock as reported by the OTC Bulletin Board for the past two fiscal years:

Fiscal Year 2003              High*         Low*
--------------------------------------------------
First Quarter                 $2.00         $0.50
Second Quarter                $9.00         $1.00
Third Quarter                 $2.50         $1.00
Fourth Quarter                $2.00         $1.05
Fiscal year 2004
First Quarter                 $2.00         $1.35
Second Quarter                $2.40         $0.80
Third Quarter                 $3.40         $0.80
Fourth Quarter                $2.30         $0.80
--------------
* These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. All prices adjusted to reflect a 1-for-100 reverse stock split that became effective on October 2, 2003.

     SHAREHOLDERS. As of February 9, 2005, there were 1528 holders of record of the Company's common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES.

     In March, 2004, the Company privately issued 150,000 shares of common stock to IAB Island Ventures , S.A. Inc. for the sum of $150,000. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 ("Section 4(2)").

     In September, 2004, the Company privately issued 50,000 shares of common stock to Gerald Kay, for the sum of $50,000. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 ("Section 4(2)").

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

DISCONTINUED OPERATIONS.

     The Company previously acquired SSET, which was accounted for as a reverse acquisition. After a dispute arose between the Company and the seller of SSET that resulted in the SSET Settlement, the Company continued to pay the ongoing operational expenses of SSET (such as its rent) and invested additional money in an attempt to generate a new revenue stream through new business. This attempt proved unsuccessful and SSET's business plan was abandoned. As a result, the financial statements treated SSET as a discontinued operation.

     The financial statements for the periods ended October 31, 2003, reflect the activity of SSET for the years ended October 31, 2003 and October 31, 2002. Revenues from discontinued operations were $7,680 for the year ended October 31, 2003, compared to $33,049 for the same period a year earlier. Revenues declined significantly in the year ended October 31, 2003 due to the SSET Settlement, and the corresponding loss of a great majority of SSET's residual revenue stream. All revenues for the year ended October 31, 2003 were as a result of the residual revenue stream from SSET that the Company retained after the SSET Settlement. The cost of revenue for discontinued operations for the year ended October 31, 2003 was $0, compared to $19,547 for the same period a year earlier. This resulted in a gross profit from discontinued operations of $7,680 for the year ended October 31, 2003, compared to $13,502 for the year ended October 31, 2002. This decrease in gross profit was a result of the SSET Settlement and the loss of the residual revenue stream. For the year ended October 31, 2003, net losses from discontinued operations of the Company equaled $127,365, compared to $619,808 from the same period one year earlier. The net loss for the year ended October 31, 2003 was made up of primarily bad debts of $31,620 and interest expense of $87,446.

     Through the entire period that the Company operated SSET, it operated at a loss.

RESULTS OF CONTINUING OPERATIONS FOR THE FISCAL YEARS ENDED OCTOBER 31, 2004 AND SEPTEMBER 30, 2003.

     The Income Statement for the period ended October 31, 2004, is for the eight (8) months commencing March 1, 2004 and reflects operations from the time the Company acquired all the outstanding shares of its wholly owned subsidiary to end of the fiscal year. The information for the prior fiscal period ended September 30, 2003 is for the twelve (12) month period which commenced October 1, 2002 and includes unrelated income from the sale of franchises generated by the entity of which the Company's wholly owned subsidiary was a division whose activities were not separately accounted for.

     REVENUES. Revenues from continuing operations for the eight (8) month fiscal year ended October 31, 2004 were $106,664 and for the fiscal year ended September 30,2003 were $429,814. See Note above.

     COST OF REVENUES. Cost of revenue from continuing operations was $76,996 for the fiscal year ended October 31, 2004 and $205,936 for the fiscal year ended September 30, 2003. See Note above.

     GROSS PROFIT. The gross profit from continuing operations for the fiscal year ended October 31, 2004 was 29,668and $223,878 for the fiscal year ended September 30, 2003. See Note above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The expenses for fiscal year ended October 31, 2004 were $562,340. The Company's expenses increased by $265,011, up 89% (from $297,329 to $562,340) during the fiscal year ended September 30, 2004, compared to 2003. The Company's expenses were made up primarily of general overhead and expenses incurred in connection with the reorganization and stock purchase and amortization of product formulation costs. See Note above.

     NET LOSSES. The Company had a net loss of $562,835 for the year ended October 31, 2004, as compared to $116,984 for the fiscal year ended September 30, 2003. The loss for the year ended October 31, reflects all of the matters referred to in the Note above.

RESULTS OF CONTINUING OPERATIONS FOR THE FISCAL YEARS ENDED September 30, 2003 AND SEPTEMBER 30, 2002.

     No comparable data is available to compare the fiscal years ended September 30, 2003 and September 30, 2002. During that time the Company's wholly owned subsidiary was operated as a division of an unrelated entity and its revenues and expenses were not accounted for separately by that entity. In addition to the sales of the Company's products, the predecessor entity also generated income and expense from the sale of franchises which are not reflected in the Company's income and expenses.

     LIQUIDITY AND CAPITAL RESOURCES. As of October 31, 2004, the Company had cash of $66,923, and total current assets of $92,127. Total assets were $640,852. The Company's current and total liabilities were $1,200,223 as of October 31, 2004.

ITEM 7. FINANCIAL STATEMENTS.

     The required consolidated financial statements begin on page F-1 of this document.


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


 Name                Age            Position
-----------------------------------------------------------
Krish V. Reddy        75       President and Director
Patricia Spreitzer    50       Chief Financial Officer, Secretary and Director
-------------

     KRISH V. REDDY, PH.D. is the President/CEO of Bio-Solutions Manufacturing, Inc. responsible for overseeing both manufacturing and research & development of BSLM products, in addition to management responsibilities. He was the President of Bio-Solutions Inc., ("BSI", a BSM predecessor company) a Denver based environmental company from December 1994 to June 1999. He was in charge of technical backstopping, supervising, coordination, managing, monitoring, and related responsibilities. Prior to that, he was the Vice President, Technical and a Director of BSI from 1993. Dr. Reddy has 25 years of continuous international service with the Food and Agricultural Organization ("FAO") of the United Nations, dealing with development in Asia, Africa, and the Pacific. As the Chief Technical Advisor for the FAO, Dr. Reddy was responsible for the implementation and execution of well over 100 projects of numerous technological disciplines. Dr. Krish Reddy also has several years of experience in field investigations and training of staff. Dr. Reddy has a B.V.S.C from the University of Madras (India) and a M.S. and Ph.D. from the University of Missouri.

     PATRICIA SPREITZER During the period from 2001 through 2003, Ms. Spreitzer had been employed as the assistant project controller for a publicly owned international general contractor. Prior and subsequent to such employment, she has been and is currently employed as an office manager responsible for all administrative functions including accounts receivable and accounts payable and payroll.

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


ITEM 10. EXECUTIVE COMPENSATION.

     EXECUTIVE OFFICERS AND DIRECTORS. None of the Company's officers are parties to employment agreements or other compensation arrangements with the Company, and one of them received, compensation equal to $72,000 during the last fiscal year. The other officer and the directors did not receive nor are entitled to, any compensation of any kind from the Company for services provided during the last fiscal year.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     CERTAIN BENEFICIAL OWNERS. The following table sets forth the beneficial ownership of the Company's common stock (the Company's only class of voting stock) as of February 9, 2005 as to (i) each person or entity who is known by the Company to own beneficially more than five percent of the Company's common stock, (ii) the Company's directors and (iii) all directors and executive officers as a group.


                                                   Number of Shares
                                                     Beneficially     Percentage
Beneficial Owner                                      Owned (1)      of Class(2)
------------------------------------------------      ---------      -----------
Bio Solutions International, Inc. (3)                 2,000,000        12.19%
Environmental Services of Mississippi, LLC (4)        5,120,000        31.20%
Krish V. Reddy (5)                                    1,000,000        6.09%
Sterling Sound, LLC (6)                               2,500,000        15.24%
All Directors and executive officers as a group
(two persons) (7)                                     1,050,000        6.40%
---------------------

(1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or similar rights held by that person that are exercisable on or before April 30, 2005 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.
(2)  Based on 16,09,228 shares of common stock outstanding.
(3)  Address is 1161 James Street, Hattiesburg, Mississippi 39401
(4)  Address is PO Box 16133, Hattiesburg, Mississippi 39403
(5)  Address is 4124 W 4th Street, Hattiesburg, Mississippi 39403
(6)  Address is 606 Post Road East, #608, Westport, Connecticut 06880
(7)  Consists of Krish V. Reddy and Patricia Spreitzer.

     CHANGE IN CONTROL. In March, 2004, upon completion of the BSM transaction, the Company's former directors and officers resigned and were replaced by the current officers and directors.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As a result of the Reorganization and Stock Purchase Agreement between the Company and BSP, the Company transferred various loans receivable and payable to SSET. Effective October 31, 2004, with the transfer of the SSET shares to the former control shareholders, the balance of the following transaction were transferred to SSET:

     (1) Sid Rosenblatt and Marty Becker, the spouses of former Company directors Arlene Rosenblatt and Pamela Becker, respectively, have an interest in MBB and CardReady, which are parties to the CardReady Option previously granted to the Company. See "Item 1. Description of Business."

     (2) As of October 31, 2003, for loans previously made to the Company, the Company owed B.A.A.M.S., Inc. a total of $656,791, which consisted of $573,680 in principal and $83,111in accrued interest. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become fully due and payable in a balloon payment on April 1, 2006.

     (3) Over the past several years, Arnold F. Sock, the Company's former President and a former director, lent money to both the Company and SSET. As of October 31, 2003, the Company owed Mr. Sock a total of $54,929, consisting of $53,249 in principal and $1,680 in accrued interest. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become fully due and payable in a balloon payment on April 1, 2006. As of October 31, 2003, the Company also owed Mr. Sock a total of $1,232 for loans to SSET, consisting of $1,232 in principal and no accrued interest. The amounts advanced are evidenced by a promissory note and are not assessed interest. The principal balance becomes fully due and payable in a balloon payment on April 1, 2006.

     (4) As of October 31, 2003, for loans previously made to the Company, the Company owed BMS Associates (a partnership which includes Sid Rosenblatt, Marty Becker and Brandon Becker (the latter being a former substantial shareholder of the Company)) a total of $93,038, consisting of $91,199 in principal and $1,839 in accrued interest. The amounts advanced are evidenced by a promissory note and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become fully due and payable in a balloon payment on April 1, 2006.

     (5) As of October 31, 2003, for loans previously made to the Company, the Company owed Debt Alliance Services Corporation (a corporation owned by Arnold
F. Sock) a total of $36,567, consisting of $33,670 in principal and $2,897 in accrued interest. As of October 31, 2003, the Company also owed Debt Alliance Services Corporation a total of $36,567 for loans previously made to SSET, which consisted of $33,670 in principal and $2,897 in accrued interest. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become fully due and payable in a balloon payment on April 1, 2006.

     (6) As of October 31, 2003, for loans previously made to the Company, the Company owed Debt Negotiators, Inc. (a corporation owned by Arnold F. Sock) a total of $19,745, consisting of $19,028 in principal and $717 in accrued interest. As of October 31, 2003, the Company also owed Debt Negotiators, Inc. a total of $19,745 for loans previously made to SSET, which consisted of $19,028 in principal, and $717 in accrued interest. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become fully due and payable in a balloon payment on April 1, 2006.

     (7) As of October 31, 2003, for loans previously made to the Company, the Company owed Westside Commercial Investments, LLC (an entity owned by Sid Rosenblatt and Marty Becker) a total of $25,819, which consisted of $25,053 in principal and $766 in accrued interest. The amounts advanced are evidenced by promissory notes and are assessed interest at an annual rate of 8%. The principal balance and accrued interest become fully due and payable in a balloon payment on April 1, 2006.

     In connection with the acquisition of all the issued and outstanding shares of BSP by the Company, Arnold F. Sock, Sid Rosenblatt, Marty Becker and Brandon Becker provided certain representations, warranties, covenants and indemnifications to BSP. As part of the transaction the Company's debts to Arnold Sock, B.A.A.M.S., Inc., BMS Associates and Westside Commercial Investments, LLC, as described above, were repaid at a discounted rate. In addition, the Reorganization and Stock Purchase Agreement provided that if the SSET spin-off was not completed within six months of the closing, the former control shareholders, or their designees, had the option to purchase the SSET shares owned by the Company for nominal consideration. This option was exercised in November, 2004.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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

10.3 Agreement between the Company and Ardele (International) dated October 3, 2001(3)

10.4 Agreement between the Company and Sabaco Investment Advisors dated October 3, 2001(3)

10.5 Restated Letter of Intent dated April 29, 2002 by and between the Company, MBBRAMAR, INC. and CardReady International, Inc. (4)

10.6      Notice of Exercise of Option  dated April 29, 2002 (4)

10.7 Reorganization and Stock Purchase Agreement between the Company and Bio Solutions Production, Inc. (5)

31.1 *    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 *    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 * Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of2002.

32.2 * Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 --------------------
*    Filed Herewith.
(1) Incorporated by reference from Company's Registration Statement on Form SB-2 filed with the Commission on November 22, 2000 (File No. 333-50512).
(2) Incorporated by reference from Company's Registration Statement on Form S-8 filed with the Commission on April 19, 2002 (File No. 333-86634).
(3) Incorporated by reference from Company's Registration Statement on Form S-8 filed with the Commission on October 9, 2001 (File No. 33-71222).
(4) Incorporated by reference from Company's Report on Form 8-K dated April 29, 2002 (File No. 0-33229).
(5) Incorporated by reference from Company's Report on Form 8-K filed April 2, 2004 (File No. 0471390).

     (b) Report on Form 8-K

     (1) Current Report on Form 8-K, filed September 1, 2004 pursuant to Item 8 (Other Events)

     (2) Current Report on form 8-K, filed October 27, 2004 pursuant to Item 5.2 (Resignation of Principal Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     FEE SUMMARY. The following is a summary of the fees billed to the Company by Baum and Company, LLC, for professional services rendered for the fiscal year ended October 31, 2003 and to Jonathon Reuben, CPA, An Accountancy Corporation for the fiscal year ended October 31, 2003:


  Fee Category               Fiscal 2004 Fees    Fiscal 2003 Fees
 --------------              ----------------    ----------------
Audit Fees (1)               $17,500             $21,245
Audit-related Fees (2)       $0                  $0
Tax Fees (3)                 $0                  $0
All Other Fees (4)           $0                  $0
TOTAL FEES                   $17,500             $17,500
 ----------------
(1) Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim
     consolidated   financial  statements  included  in  quarterly  reports  and services that are normally provided by Baum and Company, LLC for the fiscal year ended October 31, 2004 and by Jonathon Reuben, CPA, An Accountancy Corporation for the fiscal year ended October 31, 2003 in connection with statutory and regulatory filings or engagements.
(2)  There were no audit-related services provided in fiscal 2004 or 2003.
(3)  There were no tax-related services provided in fiscal 2004 or 2003.
(4) Other than the services reported above, there were no fees for products or services incurred in fiscal 2004 or 2003.

     POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS. The policy of the Company's Audit Committee is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre- approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.



                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                        BIO SOLUTIONS MANUFACTURING, INC.


Dated: February 11, 2004             By:   /s/ KRISH V. REDDY
                                         ----------------------------------
                                     Krish V. Reddy, President and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 11, 2005             By: /s/ PATRICIA SPREITZER
                                         ----------------------------------
                                     Patricia Spreitzer, Secretary, Chief
                                     Financial Officer, and Director

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive, Suite 209
                          Coral Springs, Florida 33071



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Hattiesburg Mississippi


We have audited the accompanying balance sheet of Bio Solutions Manufacturing Inc. (formerly Single Source Financial Services Corporation ) as of October 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio Solutions Manufacturing Inc. (formerly Single Source Financial Services Corporation ) as of October 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14, the Company is experiencing difficulty in generating sufficient cash flow to meet its capital requirements and sustain operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Baurm & Company, P.A.
BAUM & COMPANY, P.A.

Coral Springs, Florida
February 11, 2005

                        Bio Solutions Manufacturing Inc.
                           Consolidated Balance Sheets
                                October 31, 2004
                 (Predecessor Entity as of September 30, 2003)


                                                                                      October 31,            September 30,
                                                                                         2004                   2003
                                                                                ------------------------  -------------------
                                                                                                             unaudited)
                                                       ASSETS

 CURRENT ASSETS
          Cash                                                                   $                66,923   $           6,979
            Accounts receivable                                                                                       40,835
          Inventory                                                                               25,204              41,499
                   Total current assets                                                           92,127              89,313
                                                                                ------------------------  ------------------
 PROPERTY AND EQUIPMENT
(Net of accumulated depreciation of $ 102,758)                                                   378,788             347,311

 OTHER NON-CURRENT ASSETS
           Product Formulation ( Net of $ 83,333                                                 166,667              50,000
         amortization)
            Security Deposit                                                                        3,000              3,000
                   Total non-current assets                                                      169,667              53,000
                                                                                ------------------------  ------------------
 Total assets                                                                      $             640,582             489,624
                                                                                ========================  ==================

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES
          Accounts Payable and Accruals                                           $              461,335             512,312
           Deposits held                                                                                             115,000
          Loans Payable - Affiliated Company                                                      55,000                   -
          Loans Payable                                                                           50,000             410,102
          Capitalized lease payable                                                                                    5,051
           Prepaid franchise sale income                                                                              26,807
          Loan Payable -Related Party                                                            633,888                   -
                   Total Current Liabilities                                                   1,200,223           1,069,272
 Total Liabilities                                                                             1,200,223           1,069,272
                                                                                ------------------------  ------------------
 STOCKHOLDERS' EQUITY (DEFICIENCY)
          Preferred Stock,  no par value, 10,000,000 authorized,
             none issued and outstanding                                                               -                   -

          Common stock $0.001 par value, 100,000,000 authorized,
             14,465,243 shares  issued and outstanding                                            14,465               5,775

          Additional paid in capital                                                             634,717           1,694,508

           Accumulated Deficit                                                                (1,208,823)          (2,279,931)

                   Total stockholders' equity (deficit)                                         (559,641)            (579,648)
                                                                                ------------------------  ------------------
 Total liabilities and stockholders' equity                                       $              640,582             489,624
                                                                                ========================  ==================


    The accompanying notes are an integral part of the financial statements.

                           Bio Solutions Manufacturing
                      Consolidated Statement of Operations
         For Period Commencing March 1, 2004 and ending October 31, 2004
      (Predecessor Entity For Period October 1, 2002 to September 30, 2003)

                                                                                       2004                     2003
                                                                                -----------------     ----------------
                                                                                                          (unaudited)

 REVENUES                                                                       $          106,664   $          429,814

 COST OF GOODS SOLD                                                                         76,996              205,936
                                                                                ------------------   ------------------
                   Gross profit                                                             29,668              223,878

 OPERATING EXPENSES                                                                        562,340              297,329
                                                                                ------------------   ------------------
                   Total operating expenses                                                562,340              297,329
                                                                                ------------------   ------------------
 Net income (loss) before other income (expenses) and
 provision for income taxes                                                               (532,672)             (73,451)
                                                                                ------------------   ------------------
 OTHER INCOME (EXPENSE)
          Interest  income/(expense)                                                       (30,163)             (43,533)
                                                                                ------------------   ------------------
                   Total other income (expense)                                            (30,163)             (43,533)
                                                                                ------------------   ------------------
 Net income (loss) before provision for income taxes                                      (562,835)            (116,984)

 Provision for income taxes                                                                     -                     -
                                                                                ------------------   ------------------
 Net income (loss)                                                                $       (562,835)   $        (116,984)
                                                                                ==================   ==================

 Net income (loss) per weighted average share                                               ($0.04)              ($0.00)
                                                                                ==================   ==================
 Weighted average number of shares                                                      14,189,687           57,408,201
                                                                                ==================   ==================


    The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
         For Period Commencing March 1, 2004 and ending October 31, 2004
     (Predecessor Entity For Period October 1, 2002 to September 30, 2003)


                                                                                     2004                 2003
                                                                                -----------------     ----------------
                                                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                              $        (562,835)    $       (116,984)

 Adjustments to reconcile net income (loss) to net
     cash provided  (used) by operations:
           Common stock issued for services                                                     -               25,000

          Depreciation and amortization                                                   119,119               48,519
          Common Stock Issued for dispute settlement                                            -                3,750

 Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                                            -
          (Increase) decrease in inventory                                                 16,764               (5,479)
          Increase  in deposits held                                                            -               65,000
          Decrease in accrued compensation, related party                                       -             (246,650)
          Increase (decrease) in accounts payable and other accruals                      101,449              271,547
          Increase/(decrease) in security deposits                                         (3,000)                   -
                   (Increase) decrease in prepaid franchise sale income                         -               32,567
                                                                                -----------------     ----------------
 Net cash provided (used) by operating activities                                        (328,503)             139,934

 CASH FLOW FROM INVESTING ACTIVITIES:
          Purchase of fixed assets                                                        (64,574)             (31,227)
                                                                                -----------------     ----------------
 Net cash provided (used) by investing activities                                         (64,574)             (31,227)

 CASH FLOW FROM FINANCING ACTIVITIES:
            Sale of common stock                                                          375,000                    -
            Payments on capitalized lease                                                       -                 (233)
            Payments of loans-other                                                       (45,000)            (101,550)
            Proceeds from loans                                                           828,888                    -
            Expenses and cash used for acquistion                                        (698,888)                   -
            Bank overdraft                                                                      -              (13,720)
                                                                                -----------------     ----------------
 Net cash provided (used) by financing activities                                         460,000             (115,503)
                                                                                -----------------     ----------------
 Net increase (decrease) in cash                                                           66,923               (6,796)

 CASH - BEGINNING                                                                               -               13,775
                                                                                -----------------     ----------------
 CASH - ENDING                                                                  $          66,923     $          6,979
                                                                                =================     ================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest expense                                                 $               -     $              -
                                                                                =================     ================
 Cash paid for income taxes                                                     $               -     $              -
                                                                                =================     ================
 Fixed assets acquired under capital lease                                      $               -     $          6,000
                                                                                =================     ================
 Stock issued to retire debt                                                    $               -     $         40,000
                                                                                =================     ================


In March 2004, 150,000 shares of common stock was issued for $300,000.

In April 2004, $ 125,000 of debt was converted into 500,000 shares of common stock.

In July 2004, $ 5,000 of debt was converted into 20,000 shares of common stock

In October 2004, 150,000 shares of common stock was issued for $ 75,000.



    The accompanying notes are an integral part of the financial statements.

                        BIO SOLUTIONS MANUFACTURING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2004

Note 1 - Summary of Significant Accounting Policies

Nature of Business and History of Company

Bio Solutions Manufacturing, Inc .("BSM") (formerly named Single Source Financial Services Corporation until May 2, 2004) was incorporated in New York on September 19, 1994 under the name Ream Printing Paper Corp. In November 2000, the Company acquired Single Source Electronic Transactions, Inc. ("SSET"). In March 1, 2004, it acquired Bio Solutions Production Inc, (Production) ,formerly named Bio Solutions Manufacturing, Inc. a former manufacturing division of Bio Solutions International, Inc.

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

The Company on March 1, 2004 commenced its manufacturing operations under its Bio-Solutions Production subsidiary. Bio-Solutions Manufacturing is a developer and manufacturer of biological waste remediation products, servicing municipal collection systems and food service facilities

Basis of Presentation

The accounting presentation reflects that Production as the acquiring entity, having been merged into the reporting company of SSET The equity of SSET has been eliminated in consolidation, and all acquisition adjustments are reflective of Production.

For comparability, the unaudited annualized statement of operations and cash flow, for the year ending September 31, 2003 of Bio Solutions International Inc. has been presented as the predecessor corporation

Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting.

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

The Company depreciates its property and equipment under the straight-line method as follows:

        Furniture                5 years
        Office equipment         5 years
       Machinery and equipment   5 years
       Leasehold  improvements  10 years

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

Fair Value of Financial Instruments

Pursuant  to  SFAS  No.  107,   "Disclosures   About  Fair  Value  of  Financial
Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2004. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Revenue  Recognition - Continuing Operations

Revenue is recognized upon product shipment, FOB.

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


Note 2 - Loans Receivable and Payable - Discontinued operations

The Company in accordance with the reorganization agreement mergered with the precedessor company SSFS. As a result it was deemed that all loans receivable and payable will be effectively assumed by SSET and spun out to the control shareholders.


Note 3 - Property and Equipment

Depreciation charged to operations for the eight months ended October 31, 2004 was $35,786.

At October 31, 2004 property and equipment consisted of the following:

          Office furniture and equipment         $  25,000
          Machinery and equipment                  206,546
          Leasehold improvements                   250,000
                                                 ---------
                                                   481,546
         Accumulated Depreciation                 (102,758)
                                                 ---------
                  Net Property and Equipment     $ 378,788
                                                 ---------


Note 4 - Loan Payable - Related Party

As of October 31, 2004, the Company has a balance due a related party of $327,988. This is subject to the terms of a debt conversion agreement. Under the terms of the agreement, the amounts received are assessed interest, retroactively, at a rate of 7.5% per annum and the total outstanding balance, including accrued interest, is convertible into shares of common stock at a conversion price of $.25 per share. See note 7 for loan conversions.

Note 5 - Product Formula

The Company as a result of the acquisition of manufacturing assets of Bio-Solutions Intermnational, Inc. had a step in value of its capitalized product formulas. Upon inception of the Company, a value of $ 50,000 was assigned to this assets as a result of a purchase from the outside party exclusively producing the product. Over the years, various costs for research and developments have been expensed to operations. Additionally, many new reformulations of the product have occurred and new products have been developed. As a result of the reorganization in March 2004, based on the consideration a value of $ 250,000 was assigned to the product formulation. It has been ascertained, that the stated value of $ 250,000 for the product formulation will amortized over three years. The amortization for the period October 31, 2004 was $ 83,333.


Note 6 - Discontinued Operations

As indicated above, the Company transferred the residual stream of merchant accounts to the former owner of SSET. The Company accounted for this transaction as a disposal of a segment of its operations. Losses from discontinued operations for the three-months and nine months ended July 31, 2004 and 2003, were $62,639, $ 25,896, 131,702 and $76,065, respectively Note 7 - Stockholders' Equity

Preferred Stock:

As of October 31, 2004, the Company had authorized 10,000,000 shares of preferred stock. There were no shares issued or outstanding.

The holders of preferred stock have certain preferential rights over the holders of the Company's common shares. Dividend features or voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Common Stock

As of October 31, 2004, the Company had authorized 100,000,000 shares of common stock. The Company had issued 14,465,243 issued and outstanding. The comparative balance sheet presented is that of its predecessor Bio-Solutions International, Inc. The company was formerly the manufacturing division of "BSII". The assets and related assumed lialilities as a result of this acquisition of the manufacturing division formed the basis of the company's initial balance sheet along with the SSFS reorganization.

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

In March 2004, the company sold 150,000 shares of common stock for $2.00 per share and received $300,000. On April 7, 2004 $125,000 of debt was converted to 500,000 shares of common stock. On July 29, 2004, $5,000 of debt was converted to 20,000 shares of common stock.

Te Company issued 14,000 shares of its common stock in consideration for the settlement of a lawsuit that were valued at $14,000. See Note 11 for further details.

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

Note 8 - Subsidiary Acquisition

On March 18, 2004, the company, via a stock exchange, acquired the common stock of Bio Solutions Production, Inc. ("Production"), a former division of Bio Solutions International Inc. The net assets acquired include:

                  Fixed Assets                $ 350,000
                  Product Formulas              250,000
                  Inventory                      41,968
                  Payables                     (359,708)

As part of the stock exchange, shareholders invested $667,600 in "Production" Additionally, as of October 31, 2004, the company has $ 40,000 of stock subscriptions receivables from the former shareholders of "Production ".


Note 9 - Employee Stock Plan

On April 19, 2002, the Company formed the Bio Solutions Manufacturing Inc. (formerly Single Source Financial Services Corporation) 2002 Omnibus Securities Plan. Under the plan, the Company may grant options or issue stock to selected employees, directors, and consultants for up to 30,000 shares. The exercise price of each option is at the discretion of the Board of Directors but can not be less than 85% of the fair market value of a share at the date of grant (100% of fair market value for 10% shareholders). The vesting period of each option granted is also at the discretion of the Board of Directors, but each option granted shall vest at a rate of no less than 20% per year from date of grant. As of October 31, 2004, no options have been granted.


Note 10.  Income Taxes

The provisions for income taxes for the year ended October 31, 2004 consisted of the following:

 Provision(benefit) for income taxes           $  191,600
  at statutory federal rate,
 Valuation Allowance                             (191,600)
                                                ---------

  Net Income Tax Provision                     $        -
                                                =========

The reported provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% to the loss before income taxes as follows:

                                               October 31, 2004
                                               ----------------
Federal income taxes at statutory rate                 34%
State tax rate, net of federal income tax               3
Valuation Allowance                                   (37)
                                                      ----
   Effective income tax rate                            0%
                                                      ====

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

At October 31, 2004 the Company has unused net operating losses of approximately $ 562,835 (which begin expiring in 2019) that may be applied against future taxable income.


Note 11 - Commitments and Contingencies

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

The financial statements do not reflect any operations of SSFS or its wholly-owned subsidiary SSET.


Note 12 -Lease Commitments

Effective March 1, 2004, the Company has assumed (from Bio Solutions International Inc.) the lease for the office and warehouse facilities at its Bio Solutions Production Inc. subsidiary for a term expiring in May 2007. Rent expense for the nine months ending October 31, 2004 was $ 36,000. Future minimum annual rentals are: 2005 $ 36,000, 2006 $36,000 and 2007 $12,000. The leased facilities are owned by individuals that are considered related parties. It is ascertained that the Company is paying rent based on the fair markrt value of real estate in its geographic area.


Note 13 - Loan Payable - Affiliated Company

As a result of the asset purchase agreement dated March 8, 2004, a loan payable due to "BSII" was incurred for the unpaid balance of $ 100,000. The balance as of October 31, 2004 was $ 55,000. This unpaid balance is unsecured and non-interest bearing.

Note 14 -Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the year ended October 31, 2004 the Company has incurred net losses of $562,835. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company's product. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company's inability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


Note 15-Recent Accounting Pronouncements

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