Form 10QSB
period 2005-01-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2005-03-22
CIK 1128581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005


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



     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [_]



                      Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 17, 2004, there were 16,434,228 shares of common stock outstanding.



Transitional Small Business Disclosure Format. (check one):    Yes [X]   No [_]

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

ITEM 1 Financial Statements

                        Bio Solutions Manufacturing Inc.
                           Consolidated Balance Sheets
                                January 31, 2005



                                                                                 January 31, 2005
                                                                                -------------------
                           ASSETS
 CURRENT ASSETS
       Cash                                                                     $            59,774
       Accounts receivable                                                                   50,646
        Inventory                                                                            25,204
        Prepaid Expenses and Other Current Assets                                             9,601
                                                                                -------------------
             Total current assets                                                           145,225

 PROPERTY AND EQUIPMENT
           (Net of accumulated depreciation of $ 126,192)                                   355,354

 OTHER NON-CURRENT ASSETS
        Product Formulation ( Net of $ 114,583 amortization)                                135,417
         Security Deposit                                                                     3,000
                                                                                -------------------
             Total non-current assets                                                       138,417
                                                                                -------------------
 Total assets                                                                   $           638,996
                                                                                ===================
           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES
       Accounts Payable and Accruals                                            $           433,131
        Deposits held
       Loans Payable - Affiliated Company                                                    55,000
       Loans Payable                                                                         10,000
                                                                                -------------------
             Total Current Liabilities                                                      498,131
                                                                                -------------------
 Total Liabilities                                                                          498,131
                                                                                -------------------

 STOCKHOLDERS' EQUITY (DEFICIENCY)
       Preferred Stock,  no par value, 10,000,000 authorized,
          none issued and outstanding                                                             -
       Common stock $0.001 par value, 100,000,000 authorized,
          16,433,985 shares  issued and outstanding                                          16,434
       Additional paid in capital                                                         1,471,636
        Accumulated Deficit                                                              (1,347,205)
                                                                                -------------------
             Total stockholders' equity (deficit)                                           140,865
                                                                                -------------------
 Total liabilities and stockholders' equity                                     $           638,996
                                                                                ===================

    The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
                      Consolidated Statement of Operations
              For the Three Months Ending January 31, 2005 and 2004


                                                                   2005                   2004
                                                            ------------------- --------------------
 REVENUES                                                   $            50,680 $             68,319

 COST OF GOODS SOLD                                                      30,151               34,170
                                                            ------------------- --------------------
             Gross profit                                                20,529               34,149

 OPERATING EXPENSES                                                     158,911               84,984
                                                            ------------------- --------------------

             Total operating expenses                                   158,911               84,984
                                                            ------------------- --------------------

 Net income (loss) before other income (expenses) and
 provision for income taxes
                                                                       (138,382)             (50,835)
                                                            ------------------- --------------------

 OTHER INCOME (EXPENSE)
       Interest  income/(expense)                                             -                    -
                                                            ------------------- --------------------

             Total other income (expense)                                     -                    -
                                                            ------------------- --------------------

 Net income (loss) before provision for income taxes                   (138,382)             (50,835)

 Provision for income taxes                                                   -                    -
                                                            ------------------- --------------------

 Net income (loss)                                          $          (138,382)$            (50,835)
                                                            =================== ====================

 Net income (loss) per weighted average share                            ($0.01)              ($0.00)
                                                            =================== ====================
 Weighted average number of shares                                   15,708,069           13,645,000
                                                            =================== ====================



      The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
                      Consolidated Statement of Cash Flows
              For the Three Months Ending January 31, 2005 and 2004


                                                                                 2005              2004
                                                                        ------------------  -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $         (138,382) $         (50,835)

   Adjustments to reconcile net income (loss) to net cash
     provided (used) by operations:
     Depreciation and amortization                                                  54,684             11,250

   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                      (50,646)            (2,960)
   (Increase) decrease in inventory                                                    205               (138)
   (Increase) decrease in prepaid exp. and other current assets                     (9,806)                 -
   Increase (decrease) in accounts payable and other accruals                      (28,204)             6,066
                                                                        ------------------  -----------------
 Net cash provided (used) by operating activities                                 (172,149)           (36,617)

 CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of fixed assets                                                          -                  -
                                                                        ------------------  -----------------
 Net cash provided (used) by investing activities                                        -                  -

 CASH FLOW FROM FINANCING ACTIVITIES:
         Sale of common stock                                                      155,000                  -
         Proceeds from loans                                                        10,000             50,000
         Reduction in Bank overdraft                                                     -             (4,987)
                                                                        ------------------  -----------------
 Net cash provided (used) by financing activities                                  165,000             45,013
                                                                        ------------------  -----------------
 Net increase (decrease) in cash                                                    (7,149)             8,396

 CASH - BEGINNING                                                                   66,923                  -
                                                                        ------------------  -----------------

 CASH - ENDING                                                          $           59,774  $           8,396
                                                                        ==================  =================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest expense                                         $                -  $               -
                                                                        ==================  =================
 Cash paid for income taxes                                             $                -  $               -
                                                                        ==================  =================


In January 2005, 325,000 shares of common stock was issued for $155,000.

In December 2004, $ 435,995 of debt was converted into 1,643,985 shares of common stock.



    The accompanying notes are an integral part of the financial statements.

BIO SOLUTIONS MANUFACTURING, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2005


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

The accounting presentation reflects that Production as the acquiring entity, having been merged into the reporting company of SSET The equity of SSET has been eliminated in consolidation, and all acquisition adjustments are reflective of Production. For comparability, the un-audited statement of operations and cash flow, for the three months ending January 31, 2004 of Bio Solutions International Inc's production division has been presented as the predecessor corporation

Basis of Accounting

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

Fair Value of Financial Instruments

Pursuant  to  SFAS  No.  107,   "Disclosures   About  Fair  Value  of  Financial
Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2005 The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

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

Interim Financial Information

The financial statements for the three months ended January 31, 2005 and 2004 are un-audited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

Concentration of  Risk

The only customer for its products is Bio Solution International, Inc, which resells product exclusively to its' franchisees.

Reclassification

Certain amounts in 2004 have been reclassified to conform to the 2005 presentation. Such reclassification had no effect on net income as previously reported.


Note 2 - Property and Equipment

Depreciation charged to operations for the three months ended January 31, 2005 was $23,434.

At January 31, 2005 property and equipment consisted of the following:

          Office furniture and equipment            $       25,000
          Machinery and equipment                          206,546
          Leasehold improvements                           250,000
                                                    --------------
                                                           481,546
                                                    --------------
         Accumulated Depreciation                         (126,192)
                                                    --------------
                  Net Property and Equipment        $      355,354


Note 3 - Loan Payable - Converted into Common Stock

The Company converted the balance of the loans payable outstanding into 1,968,985 shares of common stock.


Note 4 - Product Formula

The Company as a result of the acquisition of manufacturing assets of Bio-Solutions International, Inc. had a step in value of its capitalized product formulas. Upon inception of the Company, a value of $ 50,000 was assigned to these assets as a result of a purchase from the outside party exclusively
producing  the  product.   Over  the  years,  various  costs  for  research  and
developments have been expensed to operations. Additionally, many new reformulations of the product have occurred and new products have been developed. As a result of the reorganization in March 2004, based on the consideration a value of $ 250,000 was assigned to the product formulation. It has been ascertained, that the stated value of $ 250,000 for the product formulation will amortized over three years. The amortization for the three months ended January 31, 2005 was $ 31,250.


Note 5 - Stockholders' Equity

Preferred Stock:

As of January 31, 2005, the Company had authorized 10,000,000 shares of preferred stock. There were no shares issued or outstanding.

The holders of preferred stock have certain preferential rights over the holders of the Company's common shares. Dividend features or voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Common Stock

As of January 31, 2005, the Company had authorized 100,000,000 shares of common stock. and has issued and outstanding 16,433,985 shares of common stock. The company was formerly the manufacturing division of "BSII". The assets and related assumed liabilities as a result of this acquisition of the manufacturing division formed the basis of the company's initial balance sheet along with the SSFS reorganization.

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

In December 2004, $385,995 of debt was converted into 1,543,985 shares of common stock. In January 2005, $50,000 of debt was converted into common stock. In January 2005, 300,000 shares of common stock were sold for $ 130,000. In January 2005, 25,000 shares of common stock and 25,500 warrants were sold for $25,000. The warrants, expire in 2 years, and are convertible into one share of common stock for $1.50.

All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the respective stock issuance or the value of consideration received, whichever is more readily determinable.


Note 6 - Subsidiary Acquisition

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

Note 7 - Employee Stock Plan

On April 19, 2002, the Company formed the Bio Solutions Manufacturing Inc. (formerly Single Source Financial Services Corporation) 2002 Omnibus Securities Plan. Under the plan, the Company may grant options or issue stock to selected employees, directors, and consultants for up to 30,000 shares. The exercise price of each option is at the discretion of the Board of Directors but can not be less than 85% of the fair market value of a share at the date of grant (100% of fair market value for 10% shareholders). The vesting period of each option granted is also at the discretion of the Board of Directors, but each option granted shall vest at a rate of no less than 20% per year from date of grant. As of January 31, 2005 no options have been granted.


Note 8.  Income Taxes

The provisions for income taxes for the year ended January 31, 2005 consisted of the following:

 Provision (benefit) for income taxes
  at statutory federal rate,                       $   51,000
 Valuation Allowance                                  (51,000)

  Net Income Tax Provision                         $        -
                                                    =========

The reported provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% to the loss before income taxes as follows:

January 31, 2005 -------- Federal income taxes at statutory rate 34% at statutory rate State tax rate, net of federal income tax 3 Valuation Allowance
(37) Effective income tax rate 0% ==== Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company's ability to utilize its net operating loss carry-forwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

At January 31, 2005 the Company has unused net operating losses of approximately $ 700,000 (which begin expiring in 2019) that may be applied against future taxable income.


Note 9 -Lease Commitments

Effective March 1, 2004, the Company has assumed (from Bio Solutions International Inc.) the lease for the office and warehouse facilities at its Bio Solutions Production Inc. subsidiary for a term expiring in May 2007. Rent expense for the three months ending January 31, 2005 was $ 9,500. Future minimum annual rentals are: 2005 $ 26,500, 2006 $36,000 and 2007 $12,000. The leased facilities are owned by individuals that are considered related parties. It is ascertained that the Company is paying rent based on the fair market value of real estate in its geographic area.

Note 10 - Loan Payable - Affiliated Company

As a result of the asset purchase agreement dated March 8, 2004, a loan payable due to "BSII" was incurred for the unpaid balance of $ 100,000. The balance as of January 31, 2005 was $ 55,000. This unpaid balance is unsecured and non-interest bearing.


Note 11 -Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. As of January 31, 2005 the Company has accumulated net losses of approximately $ 700,000. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company's product. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company's inability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


Note 12-Recent Accounting Pronouncements

In November 2004, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and have accounted for all awards granted to employees in recent years using the fair value recognition method.. Accordingly we believe SFAS No. 123(R) will not have a material impact on financial statements.

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

     Results of Continuing Operations for the Three-Months Ended January 31, 2005 and January 31, 2004.

     Revenues. Revenues from continuing operations for the three-months ended January 31, 2005 were $50,680 and for the three months ended January 31, 2004 were $68,319. On March 1, 2004, the Company's wholly owned subsidiary acquired operating assets from Bio Solutions International, Inc., an unrelated company. Prior to that date the operations acquired were accounted for as an integral part of the financial statements of Bio Solutions International, Inc.

     Cost of Revenues. Cost of revenue from continuing operations was $30,151 for the three- months ended January 31, 2005 and for the three months ended January 31, 2004 the cost of revenues was $34,170. On March 1, 2004, the Company's wholly owned subsidiary acquired operating assets from Bio Solutions International, Inc., an unrelated company. Prior to that date the operations acquired were accounted for as an integral part of the financial statements of Bio Solutions International, Inc.

     Gross  Profit.  The  gross  profit  from  continuing   operations  for  the
three-months ended January 31, 2005 was $20,529 and for the three months ended January 31, 2004 was $34,149.

     Selling,   General  and  Administrative  Expenses.  The  expenses  for  the three-months ended January 31, 2005 were $158,911. The Company's expenses increased by $73,927, up 87 % (from $ 84,984 for the same period in 2004) during the three-months ended January 31, 2005, compared to the same period in 2004. The Company's expenses were made up primarily of general overhead. The large increases are due to the startup costs connected to the acquisition of the Bio Solutions Production, Inc operations.

     Net Losses. The Company had a net loss of $138,382 for the three-months ended January 31, 2005, as compared to net losses of $50,835 for the three-months ended January 31, 2004.

     Liquidity and Capital Requirements. As of January 31, 2005, the Company had cash and cash equivalents of $59,774 Total assets were $638,996 . The Company's current and total liabilities were $498,131 as of January 31, 2005. The total liabilities consisted primarily of accounts payable and accruals of $433,131, and debt of $65,000. During the period from April 2004 through January 31, 2005, the Company converted debt and accumulated interest totaling $516,000 into 2,063985 shares of the Company's common stock, at the rate of $0.25 per share under the terms of a Debt Conversion Agreement. Cash flow from operations may not be sufficient to provide adequate liquidity. The Company intends to attempt to fulfill those requirements through the private placement of its shares and additional borrowings. If it is unsuccessful in obtaining sufficient funds to maintain Company operations, the Company may be required to reduce or cease operations , seek protection under the bankruptcy laws or both.

     Cash Flows. The Company sold 325,000 shares of common stock for $155,000, in the quarter ended January 31, 2005. Funds were expended for the net operating loss of $(138,382), and to offset an increase in receivables of $ 50,646

ITEM 3. Controls and Procedures.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange
Commission (the "SEC"), and that such information is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(c) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

     In January, 2005, the Company entered into an agreement to settle offsetting claims between it and a former officer and director who is also a franchisee of an unrelated company that markets the Company's products. Under the terms of an Asset Purchase Agreement, the wholly owned subsidiary of the Company was obligated to pay the sum of $101,000. The franchisee owed $16,000 for product. The balance $85,000, will be paid as follows: cash totaling $50,000 in three installments, the first of which, $25,000, was paid upon the signing of the Agreement. The second installment, $15,000 is payable on April 16, and the balance $10,000 is payable on May 16, 2005. The balance, $35,000 will be paid in products having a value of $3,000 per month commencing March 1, 2005.


ITEM 2 Changes in Securities

     During the period from November 1, 2004 through January 31, 2005, the Company issued common Stock as follows:

     In November 2004, the Company issued 300,000 shares of Common Stock to a non-affiliate at $0.25 per share in exchange for the cancellation of debt of $75,000, under the terms of a Debt Conversion Agreement. As the debt had been incurred more than two years prior to the date of conversion, the shares were issued without restriction.

     In November, 2004, the Company privately issued 150, 000 shares of common stock together with warrants to acquire an additional 150,000 shares, at $0.75 per share for a two year period, to a non affiliate for the sum of $75,000. Based on the sophistication of the purchaser, the issuance was made on reliance on Section 4(2) of the securities Act of 1933 ("Section 4(2)").

     In November, 2004, the Company privately issued 300, 000 shares of common stock for $130,000, of to a non affiliate. Based on the sophistication of the purchaser, the issuance was made on reliance on Section 4(2).

     In December, 2004, the Company issued a total of 1,243,985 shares of Common Stock to three non-affiliates at $0.25 per share in exchange for the cancellation of debt totaling $310,996, under the terms of a Debt Conversion Agreement. As the debt had been incurred more than two years prior to the date of conversion, the shares were issued without restriction.

     In January, 2005, the Company privately issued 25, 000 shares of common stock together with warrants to acquire an additional 25,000 shares, at $1.50 per share for a two year period, to a non affiliate for the sum of $25,000. Based on the sophistication of the purchaser, the issuance was made on reliance on Section 4(2).


ITEM 3 Defaults Upon Senior Securities

     Not Applicable.


ITEM 4 Submission of Matters to a Vote of Security Holders

     No matters were submitted to the shareholders during the quarter.


ITEM 5 Other Information

     During the period from April, 2004 through December, 2004, the Company, under the terms of a Debt Conversion Agreement converted debt and accrued interest totaling $516,000 into 2,063,985 shares of common stock. The debt was incurred by the Company between October, 2001 and March 2002. The original creditor assigned her debt to unrelated third parties who subsequently converted the debt. At the time of each conversion, the debt converted had been held for more than two years, by an unaffiliated party. In reliance on the provisions of Rule 144, the shares were issued without restriction. The original creditor is an aunt of Tarun Mendiratta, president of Bio Solutions of Nevada, Inc., a franchisee of Bio Solutions Franchise Corp., the exclusive sales agent of the company's products. Mr. Mendiratta provides advice and substantial support to the Company on an uncompensated basis and with his wife is the owner of a twenty percent membership interest in Sterling Sound, LLC, an affiliate of the company. Under the Limited Liability Company Operating Agreement, an unrelated third party is the managing member, with full control over the affairs of Sterling Sound.

     The chief financial officer, who is also a director of the Company, is employed by Bio Solutions of Nevada, Inc., a franchisee of Bio Solutions Franchise Corp. Bio Solutions of Nevada, Inc.'s relationship to the Company is described above.


ITEM 6 Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the index of exhibits, are filed herewith as follows:

Exhibit   Description
no.
--------  -------------------------------------

31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of2002.

32.2 Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------

     (b) Report on Form 8-K

     On November 30, 2004, the Company filed a Current Report on Form 8-K, dated November 24, 2004, regarding the election of the Secretary/Treasurer..

     On January 11, 2005, the Company filed a Current Report on Form 8K, dated January 10, 2005, regarding the resignation of a director.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   March 21, 2005             /s/ Krish V. Reddy
        -----------------           ----------------------------------
                                    By: Krish V. Reddy, Ph.D.
                                    Its: President and Director


Dated:   March 21, 2005             /s/ Patricia Spreitzer
        -----------------           ----------------------------------
                                    By: Patricia Spreitzer
                                    Its: Secretary, Treasurer and Director