Form 10QSB
period 2005-04-30
BIO SOLUTIONS MANUFACTURING, INC.
filed 2005-07-21
CIK 1128581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 19, 2005 there were 16,434,228 shares of common stock outstanding.



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

ITEM 1 Financial Statements

                        Bio Solutions Manufacturing Inc.
                     Consolidated Balance Sheet (Unaudited)
                                 April 30, 2005



                             ASSETS
 CURRENT ASSETS
        Cash                                                                    $                 830
        Accounts Receivable-Affiliated Party                                                   84,046
        Inventory                                                                              24,594
                                                                                ---------------------
               Total Current Assets                                                           109,470

 PROPERTY AND EQUIPMENT (Net of accumulated depreciation of $ 149,626)                        331,920

 OTHER NON-CURRENT ASSETS
        Product Formulation (Net of accumulated amortization of $ 145,833)                    104,167
        Deposit on Asset Purchase                                                              25,000
         Security Deposits                                                                      3,000
                                                                                ---------------------
               Total Non-Current Assets                                                       132,167
                                                                                ---------------------

 Total Assets                                                                   $             573,557
                                                                                =====================

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES
        Accounts Payable and Accruals                                           $             259,039
        Loans and Advances Payable -Related Parties                                           522,500
        Loan Payable -Affiliated Party                                                         55,000
                                                                                ---------------------

               Total Current Liabilities                                                      836,539
                                                                                ---------------------

 Total Liabilities                                                                            836,539
                                                                                ---------------------

 STOCKHOLDERS' EQUITY (DEFICIENCY)
       Preferred Stock,  no par value, 10,000,000 authorized,
           none issued and outstanding                                                              -
        Common stock $0.001 par value, 100,000,000 authorized,
          16,434,228 shares  issued and outstanding                                            16,434
        Additional paid in capital                                                          1,246,636
         Accumulated Deficit                                                              (1,526,052)
                                                                                ---------------------

               Total Stockholders' Equity (Deficit)                                          (262,982)
                                                                                ---------------------

 Total Liabilities and Stockholders' Equity (Deficit)                           $             573,557
                                                                                =====================


    The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
                Consolidated Statements of Operations (Unaudited)
           For the Six and Three Months Ended April 30, 2005 and 2004

                                                                Six Months Ending                    Three Months Ending
                                                            April 30,         April 30,          April 30,       April 30,
                                                              2005              2004                2005           2004
                                                        ---------------  ----------------    --------------- --------------
 REVENUES                                               $       106,821  $         53,467    $        56,141 $       53,467

 COST OF GOODS SOLD                                              56,695            23,647             26,544         23,647
                                                        ---------------  ----------------    --------------- --------------
               Gross profit                                      50,126            29,820             29,597         29,820

 OPERATING EXPENSES                                             359,917           153,566            201,006        122,154
                                                        ---------------  ----------------    --------------- --------------
               Total operating expenses                         359,917           153,566            201,006        122,154
                                                        ---------------  ----------------    --------------- --------------

Net income (loss) before other income (expenses) and
provision for income taxes                                     (309,791)         (123,746)          (171,409)       (92,334)
                                                        ---------------  ----------------    --------------- --------------

 OTHER INCOME (EXPENSE)
        Interest  income/ (expense)                              (7,438)          (51,798)            (7,438)       (25,899)
                                                        ---------------  ----------------    --------------- --------------
               Total other income (expense)                      (7,438)          (51,798)            (7,438)       (25,899)
                                                        ---------------  ----------------    --------------- --------------

 Net income (loss) before provision for income taxes           (317,229)         (175,544)          (178,847)      (118,233)
 Provision for income taxes                                           -                 -                  -              -
                                                        ---------------  ----------------    --------------- --------------
 Net income (loss) - continuing operations                     (317,229)         (175,544)          (178,847)      (118,233)

 (LOSS) FROM DISCONTINUED OPERATIONS                                  -           (43,913)                 -        (30,358)
                                                        ---------------  ----------------    --------------- --------------

 Net income (loss)                                      $      (317,229) $       (219,457)   $      (178,847)$     (148,591)
                                                        ===============  ================    =============== ==============

 Net income (loss) per weighted average share
   Continuing Operations                                $         (0.02) $          (0.06)   $         (0.01)$        (0.02)
                                                        ===============  ================    =============== ==============
   Discontinued Operations                              $          0.00  $          (0.02)   $          0.00 $         0.00
                                                        ===============  ================    =============== ==============
 Weighted average number of shares                           16,013,328         2,823,148         16,434,228      7,406,076
                                                        ===============  ================    =============== ==============

    The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                For the Six Months Ended April 30, 2005 and 2004

                                                                                 April 30, 2005     April 30, 2004
                                                                                ------------------ -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                       $         (317,229)$        (219,457)

     Adjustments  to reconcile net income (loss) to net cash provided  (used) by operations:
               Depreciation and amortization                                               109,368            12,960
               Common Stock Issued for lawsuit settlement                                        -            14,000

        Changes in operating assets and liabilities:
               (Increase) decrease in accounts receivable                                  (84,046)                -
               (Increase) decrease in inventory                                                610                 -
               Increase (decrease) in accounts payable and other accruals                 (202,296)            4,438
               Increase/(decrease) in discountinued operations net assets                        -           (87,213)
               Increase /(decrease)  in income taxes payable                                                   (2,783)
               Increase in accrued interest                                                      -            51,798
                                                                                ------------------ -----------------
 Net cash provided (used) by operating activities                                         (493,593)         (226,257)

 CASH FLOW FROM INVESTING ACTIVITIES:
        Repayments from Card Ready                                                               -            11,000
         Deposit on fixed assets                                                           (25,000)                -
        Purchase of fixed assets                                                                 -           (39,934)
                                                                                ------------------ -----------------
 Net cash provided (used) by investing activities                                          (25,000)          (28,934)

 CASH FLOW FROM FINANCING ACTIVITIES:
        Advances from related parties                                                            -            322,646
         Additional contributed capital                                                          -            250,000
         Advances from others                                                                    -             29,000
         Repayments on related party loans                                                       -            (7,000)
         Sale of common stock                                                              155,000                 -
        Proceeds of loans and advances-related parties                                     297,500                 -
        Payments of loans-other                                                                  -          (172,646)
                                                                                ------------------ -----------------
 Net cash provided (used) by financing activities                                          452,500           422,000
                                                                                ------------------ -----------------
 Net increase (decrease) in cash                                                           (66,093)          166,809

 CASH - BEGINNING                                                                           66,923             1,736
                                                                                ------------------ -----------------

 CASH - ENDING                                                                  $              830 $         168,545
                                                                                ================== =================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest expense                                                 $                - $               -
                                                                                ================== =================
 Cash paid for income taxes                                                     $                - $               -
                                                                                ================== =================

     In January 2005, 325,000 shares of common stock was issued for $155,000.

     In December 2004, $ 435,995 of debt was converted into 1,643,985 shares of common stock

     In April 2004, $ 125,000 of debt was converted into 500,000 shares of common stock.

     In March 2004, the company issued 12,645,000 shares of common stock for all of the common stock of Bio Solutions Production, Inc.

    The accompanying notes are an integral part of the financial statements.

                        BIO SOLUTIONS MANUFACTURING, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 April 30, 2005


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

     The Company on March 1, 2004 commenced its manufacturing operations under its Bio-Solutions Production subsidiary. Bio- Solutions Manufacturing is a developer and manufacturer of biological waste remediation products, servicing municipal collection systems and food service facilities

Basis of Presentation

     The accounting presentation reflects that Production as the acquiring entity, having been merged into the reporting company of SSET

     The equity of SSET has been eliminated in consolidation, and all acquisition adjustments are reflective of Production. For comparability, the un-audited statement of operations and cash flow, for the six months ending April 30, 2004 of Bio Solutions International Inc's production division has been presented as the predecessor corporation

Basis of Accounting

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

Fair Value of Financial Instruments

     Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2005 The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

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

Interim Financial Information

     The financial statements for the three and six months ended April 30, 2005 and 2004 are un-audited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six and three months are not indicative of a full year results.

Concentration of  Risk

     The only customer for its products is Bio Solution International, Inc, which resells product exclusively to its' franchisees.

Reclassification

     Certain amounts in 2004 have been reclassified to conform to the 2005 presentation. Such reclassification had no effect on net income as previously reported.

Note 2 - Property and Equipment

     Depreciation charged to operations for the six months ended April 30, 2005 was $ 46,868.

     At April 30, 2005 property and equipment consisted of the following:

          Office furniture and equipment           $  25,000
          Machinery and equipment                    206,546
          Leasehold improvements                     250,000
                                                   ---------
                                                     481,546
         Accumulated Depreciation                   (149,626)
                                                   =========
                  Net Property and Equipment       $ 331,920

     In April 2005, a $25,000 deposit was made on $44,000 of equipment to be purchased .


Note 3 - Loan Payable - Related Party

     As of October 31, 2004, the Company had a balance due a related party of $327,988. As of April 30, 2005 this was converted into common stock and the balance of the loan was forgiven. In the six months ending April 30, 2005, the company received loans and advances from related parties of $ 297,500.


Note 4 - Product Formula

     The Company as a result of the acquisition of manufacturing assets of Bio-Solutions International, Inc. had a step in value of its capitalized product formulas. Upon inception of the Company, a value of $ 50,000 was assigned to these assets as a result of a purchase from the outside party exclusively
producing  the  product.   Over  the  years,  various  costs  for  research  and
developments have been expensed to operations. Additionally, many new reformulations of the product have occurred and new products have been developed. As a result of the reorganization in March 2004, based on the consideration a value of $ 250,000 was assigned to the product formulation. It has been ascertained, that the stated value of $ 250,000 for the product formulation will amortized over three years. The amortization for the six months ended April 30, 2005 was $62,500.


Note 5 - Stockholders' Equity

Preferred Stock:

     As of April 30, 2005, the Company had authorized 10,000,000 shares of preferred stock. There were no shares issued or outstanding.

     The holders of preferred stock have certain preferential rights over the holders of the Company's common shares. Dividend features or voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Common Stock

     As of April 30, 2005, the Company had authorized 100,000,000 shares of common stock. and has issued and outstanding 16,434,228 shares of common stock. The company was formerly the manufacturing division of "BSII". The assets and related assumed liabilities as a result of this acquisition of the manufacturing division formed the basis of the company's initial balance sheet along with the SSFS reorganization.

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

     As  part  of  the  stock  exchange,   shareholders   invested  $667,600  in
"Production"


Note 7 - Employee Stock Plan

     On April 19, 2002, the Company formed the Bio Solutions Manufacturing Inc. (formerly Single Source Financial Services Corporation) 2002 Omnibus Securities Plan. Under the plan, the Company may grant options or issue stock to selected employees, directors, and consultants for up to 30,000 shares. The exercise price of each option is at the discretion of the Board of Directors but can not be less than 85% of the fair market value of a share at the date of grant (100% of fair market value for 10% shareholders). The vesting period of each option granted is also at the discretion of the Board of Directors, but each option granted shall vest at a rate of no less than 20% per year from date of grant. As of April 30, 2005 no options have been granted.


Note 8.  Income Taxes

     The provisions for income taxes for the six months ended April 30, 2005 consisted of the following:

 Provision (benefit) for income taxes           $   117,000
  at statutory federal rate,
 Valuation Allowance                               (117,000)
                                                -----------
  Net Income Tax Provision                      $         -
                                                ===========

     The reported provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% to the loss before income taxes as follows:

                                                 April 30, 2005
                                                 --------------
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

     At April 30, 2005 the Company has unused net operating losses of approximately $ 850,000 (which begin expiring in 2019) that may be applied against future taxable income.


Note 9 -Lease Commitments

     Effective March 1, 2004, the Company has assumed (from Bio Solutions International Inc.) the lease for the office and warehouse facilities at its Bio Solutions Production Inc. subsidiary for a term expiring in May 2007. Rent expense for the six months ending April 30, 2005 was $ 18,500. Future minimum annual rentals are: 2005 $ 17,500, 2006 $36,000 and 2007 $12,000. The leased facilities are owned by individuals that are considered related parties. It is ascertained that the Company is paying rent based on the fair market value of real estate in its geographic area.


Note 10 - Loan Payable - Affiliated Company

     As a result of the asset purchase agreement dated March 8, 2004, a loan payable due to "BSII" was incurred for the unpaid balance of $ 100,000. The balance as of April 30, 2005 was $ 55,000. This unpaid balance is unsecured and non-interest bearing.


Note 11 -Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. As of April 30, 2005 the Company has accumulated net losses of approximately $ 1.5 million The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company's product. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company's inability to continue as a going concern.

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

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and have accounted for all awards granted to employees in recent years using the fair value recognition method.. Accordingly we believe SFAS No. 123(R) may have a material impact on financial statements at the time of the stock option issuance.












                [Balance of this page intentionally left blank.]

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


     Results of Continuing Operations for the Three-Months Ended April 30, 2005 and April 30, 2004.

     Revenues. Revenues from continuing operations for the three-months ended April 30, 2005 were $56,141 and for the three months ended April 30, 2004 were $53,467. On March 1, 2004, the Company's wholly owned subsidiary acquired operating assets from Bio Solutions International, Inc., an unrelated company. Prior to that date the operations acquired were accounted for as an integral part of the financial statements of Bio Solutions International, Inc.

     Cost of Revenues. Cost of revenue from continuing operations was $26,544 for the three- months ended April 30, 2005 and for the three months ended April 30, 2004 the cost of revenues was $23,647. On March 1, 2004, the
     Company's wholly owned subsidiary acquired operating assets from Bio Solutions International, Inc., an unrelated company. Prior to that date the operations acquired were accounted for as an integral part of the financial statements of Bio Solutions International, Inc.

     Gross  Profit.  The  gross  profit  from  continuing   operations  for  the
     three-months ended April 30, 2005 was $29,597 and for the three months ended April 30, 2004 was $29,820.

     Selling,   General  and  Administrative  Expenses.  The  expenses  for  the three-months ended April 30, 2005 were $201,006. The Company's expenses increased by $78,852, up 65% (from $122,154 for the same period in 2004) during the three-months ended April 30, 2005, compared to the same period in 2004. The Company's expenses were made up primarily of general overhead. The large increases are due to the startup costs connected to the acquisition of the Bio Solutions Production, Inc operations.

     Net Losses. The Company had a net loss of $178,847 for the three-months ended April 30, 2005, as compared to net losses of $118,233 for the three-months ended April 30, 2004.

     Results of Continuing Operations for the Six-Months Ended April 30, 2005 and April 30, 2004.

     Revenues. Revenues from continuing operations for the six-months ended April 30, 2005 were $106,821 and for the six months ended April 30, 2004 were $53,467. On March 1, 2004, the Company's wholly owned subsidiary acquired operating assets from Bio Solutions International, Inc., an unrelated company. Prior to that date the operations acquired were accounted for as an integral part of the financial statements of Bio Solutions International, Inc.

     Cost of Revenues. Cost of revenue from continuing operations was $56,695 for the six- months ended April 30, 2005 and for the six months ended April 30, 2004 the cost of revenues was $23,647. On March 1, 2004, the Company's wholly owned subsidiary acquired operating assets from Bio Solutions
     International, Inc., an unrelated company. Prior to that date the operations acquired were accounted for as an integral part of the financial statements of Bio Solutions International, Inc.

     Gross  Profit.  The  gross  profit  from  continuing   operations  for  the
     six-months ended April 30, 2005 was $50,126 and for the six months ended April 30, 2004 was $29,820.

     Selling, General and Administrative Expenses. The expenses for the six-months ended April 30, 2005 were $359,917. The Company's expenses increased by $206,351, up 134 % (from $153,566 for the same period in 2004) during the six-months ended April 30, 2005, compared to the same period in 2004. The Company's expenses were made up primarily of general overhead. The large increases are due to the startup costs connected to the acquisition of the Bio Solutions Production, Inc operations.

     Net Losses. The Company had a net loss of $317,229 for the six-months ended April 30, 2005, as compared to continuing operations net loss of $175,544 for the six-months ended April 30, 2004.

     Liquidity and Capital Requirements. As of April 30, 2005, the Company had cash and cash equivalents of $830. Total assets were $573,557. The Company's current and total liabilities were $836,539 as of April 30, 2005. The total liabilities consisted primarily of accounts payable and accruals of $259,039, and debt of $577,500 Cash flow from operations may not be sufficient to provide adequate liquidity. The Company intends to attempt to fulfill those requirements through the private placement of its shares and additional borrowings. If it is unsuccessful in obtaining sufficient funds to maintain Company operations, the Company may be required to reduce or cease operations , seek protection under the bankruptcy laws or both.

     Cash Flows. For the six months ended April 30, 2005, cash was provided by: the sale of common stock $ 155,000 and loans and advances from related parties of $ 297,500. Depreciation and amortization were non cash charges of $ 109,368. This was used to finance: the loss of $317,229, a reduction in accounts payables of $202,296, an increase in accounts receivable of $84,046 and a deposit for fixed assets of $25,000.

     For the six months ended April 30, 2004, cash was provided by: loans and advances from related parties of $322,646 and $250,000 of contributed capital. This was used to finance: the loss of $219,457, payments of loans of $172,646 and the $39,934 purchase of equipment.


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

     In January, 2005, the Company entered into an agreement to settle offsetting claims between it and a former officer and director who is also a franchisee of an unrelated company that markets the Company's products. Under the terms of an Asset Purchase Agreement, the wholly owned subsidiary of the Company was obligated to pay the sum of $101,000. The franchisee owed $16,000 for product. The balance $85,000, will be paid as follows: cash totaling $50,000 in three installments, the first of which, $25,000, was paid upon the signing of the Agreement. The second installment, $15,000 is payable on April 16, and the balance $10,000 is payable on May 16, 2005. To date the Company has not made these payments. The balance, $35,000 will be paid in products having a value of $3,000 per month commencing March 1, 2005.


ITEM 2 Changes in Securities

     During the period from February 1, 2005 through April 30, 2005, the Company did not issue any Common Stock.

ITEM 3 Defaults Upon Senior Securities

     Not Applicable.


ITEM 4 Submission of Matters to a Vote of Security Holders

     No matters were submitted to the shareholders during the quarter.


ITEM 5 Other Information

     On April 13, 2005, the Company signed a Letter of Intent to purchase 70% of the issued and outstanding shares of Applied Chemical Technology, Inc. ("ACT"), a manufacturer of equipment that complements the company's products, for $0.10 per share. It also agreed to acquire certain assets from the controlling shareholder of ACT for $44,000.00 and to retain the services of the shareholder as a consultant at an annual compensation of $35,000 and a signing bonus of $200,000 to be paid in the restricted common stock of the Company at the closing price on April 13, 2005. Even though the Company has not completed the transaction in accordance with the Letter of Intent, it anticipates doing so on substantially the same terms, except for the number of restricted shares to be delivered, the number of which has not been agreed upon.

     On July 7, 2005, the Company entered into agreements with two related parties under the terms of which the creditors agreed to convert debt owed to them, totaling $220,000 into the Company's Common Stock at the lesser of $0.25 per share or 20% below the 5 day trading average of the Company's Common Stock for each dollar advanced plus interest at the rate of 7 1/2% per year from the date of the advance to the date of conversion.

     The Company entered into an Agreement with a creditor on July 12 , 2005, to accept $225,000 of the Company's product in repayment of the amount owed to it. The creditor assigned its right to receive the product to a franchisee of Bio Solutions Franchise Corp., the company that has the exclusive right to sell the company's products. Under the terms of the Agreement, the amount due will be repaid in product to be selected by the franchisee in amounts not to exceed one-twelfth of the amount owed per month. The purchase price, which shall be the same price as product is sold to other franchisees, shall be paid by the Company to Bio Solutions Franchise Corp. either as a credit or as product. The price to be charged to Bio Solutions Franchise Corp. for the product shall be the same transfer price for the products paid by Bio Solutions Franchise corp. for products sold to other franchisees and shall be applied as an offset to the amount owed by Bio Solutions Manufacturing to Bio Solutions Franchise Corp. for product sold under the Agreement.

     On July 12, 2005, the Company entered into an agreement with a related party, who is also the owner of the franchise that will purchase the Company's product under the Agreement referred to in the preceding paragraph, under the terms of which $57,500 of debt of the Company will be repaid in the Company's product under the same terms as set forth in the preceding paragraph.

     Three individuals who are beneficial owners of the Company's stock provide informal advice to the Company. Tarun Mendiratta provides business, sales, investor relations and public relations consulting and fund raising services. N. Wayne Wade provides management consulting services in connection with the daily operation of the company's plant and the marketing of the company's products. Louis H. Elwell, III, provides administrative and marketing services to the Company. To date, there is no formal agreement for compensation. It is anticipated that one will be entered into.


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

     (b) Report on Form 8-K

     On March 31, 2005, the Company filed a Current Report on Form 8-K, dated March 30, 2005, regarding the resignation of the President and Chief Executive Officer, election of a provisional President and Chief Executive Officer and Director, and the entry by the Company into a Letter agreement to purchase EDSI.. The Company does not expect to complete this transaction.

     On May 11, 2005 the Company filed a Current Report on Form 8-K/A, dated May 10, 2005, regarding the filing of pro-forma financial statements in connection with the acquisition on March 18, 2004 of all of the issued and outstanding shares of Bio Solutions Manufacturing, Inc., that has been renamed Bio Solutions Production, Inc.

     On June 15, 2005, the Company filed a Current Report on Form 8-K, dated May 27, 2005, regarding the removal of the former President and Chief Executive Officer, election of a new President and Chief Executive Officer and the election of two directors.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   July 20, 2005                  /s/ David S. Bennett
                                         -------------------------
                                         By: David S. Bennett
                                         Its: President and Director

Dated:    July 20, 2005                 /s/ Patricia M. Spreitzer
                                         -------------------------
                                         By: Patricia M. Spreitzer
                                         Its: Secretary, Treasurer and
                                         Director