Form 10QSB
period 2005-07-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2005-10-17
CIK 1128581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to


Commission file number O-33229



                        BIO SOLUTIONS MANUFACTURING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    New York                                              16-1576984
----------------------------------              --------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                                1161 James Street
                                 Hattiesburg, MS
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


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



Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [_].



                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 14, 2005 there were 17,199,228 shares of common stock outstanding.



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

Signatures

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

                                     PART I


ITEM 1 Financial Statements





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Cash Flows........................................F-4

Notes to Consolidated Financial Statements...................................F-5

                        Bio Solutions Manufacturing Inc.
                     Consolidated Balance Sheet (Unaudited)
                                  July 31, 2005

                       ASSETS

 CURRENT ASSETS
      Accounts Receivable-Affiliated Party                                      $        9,414
      Inventory
                                                                                        24,216
                                                                                --------------
           Total Current Assets                                                         33,630

 PROPERTY AND EQUIPMENT (Net of accumulated depreciation of $ 173,821)                 308,182

 OTHER NON-CURRENT ASSETS
      Product Formulation (Net of accumulated amortization of $ 177,083)                72,917
      Deposit on Asset Purchase                                                         25,000
       Security Deposits                                                                 3,000
                                                                                --------------
           Total Non-Current Assets                                                    100,917
                                                                                --------------

 Total Assets                                                                   $      442,729
                                                                                ==============

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES
        Cash Overdraft                                                          $        3,711
      Accounts Payable and Accruals                                                    273,765
      Loans and Advances Payable -Related Parties                                      563,995
      Loan Payable -Affiliated Party                                                    55,000
                                                                                --------------

           Total Current Liabilities                                                   896,471
                                                                                --------------

 Total Liabilities                                                                     896,471
                                                                                --------------

 STOCKHOLDERS' EQUITY (DEFICIENCY)

  Preferred Stock,  no par value, 10,000,000 authorized, none issued and
     outstanding                                                                             -
  Common stock $0.001 par value, 100,000,000 authorized, 16,799,228 shares
     issued and outstanding                                                             16,799
      Additional paid in capital                                                     1,334,410
       Accumulated Deficit                                                          (1,804,951)
                                                                                --------------

           Total Stockholders' Equity (Deficit)                                       (453,742)
                                                                                --------------

 Total Liabilities and Stockholders' Equity (Deficit)                           $      442,729
                                                                                ==============



    The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
                Consolidated Statements of Operations (Unaudited)
           For the Nine and Three Months Ended July 31, 2005 and 2004


                                                      Nine Months Ending                        Three Months Ending
                                                          July 31,         July 31,         July 31,          July 31,
                                                            2005             2004             2005              2004
                                                      ----------------- ---------------  ---------------  -----------------

 REVENUES                                              $        172,933 $        89,265  $        66,112  $          35,798

 COST OF GOODS SOLD                                              91,811          53,203           35,116             29,556
                                                      ----------------- ---------------  ---------------  -----------------

                    Gross profit                                 81,122          36,062           30,996              6,242

 OPERATING EXPENSES                                             631,480         314,639          271,563            151,976
                                                      ----------------- ---------------  ---------------  -----------------

                    Total operating expenses                    631,480         314,639          271,563            151,976
                                                      ----------------- ---------------  ---------------  -----------------


 Net income (loss) before other income (expenses)
and provision for income taxes                                 (550,358)       (278,577)        (240,567)          (145,734)
                                                      ----------------- ---------------  ---------------  -----------------

 OTHER INCOME (EXPENSE)
               Interest  income/ (expense)                      (45,770)        (22,531)         (38,332)            (8,078)
                                                      ----------------- ---------------  ---------------  -----------------

                    Total other income (expense)                (45,770)        (22,531)         (38,332)            (8,078)
                                                      ----------------- ---------------  ---------------  -----------------

 Net income (loss) before provision for income taxes           (596,128)       (301,108)        (278,899)          (153,812)

 Provision for income taxes                                           -               -                -                  -
                                                      ----------------- ---------------  ---------------  -----------------

 Net income (loss) - continuing operations                     (596,128)       (301,108)        (278,899)          (153,812)

 (LOSS) FROM DISCONTINUED OPERATIONS                                  -        (131,702)               -            (62,639)
                                                      ----------------- ---------------  ---------------  -----------------

 Net income (loss)                                    $        (596,128)$      (432,810) $      (278,899) $        (216,451)
                                                      ================= ===============  ===============  =================

 Net income (loss) per weighted average share
   Continuing Operations                              $           (0.04)$         (0.05) $         (0.02) $           (0.01)
                                                      ================= ===============  ===============  =================
   Discontinued Operations                            $            0.00 $         (0.02) $          0.00              (0.00)
                                                      ================= ===============  ===============  =================
 Weighted average number of shares                           16,161,431       5,521,510       16,538,728         14,748,576
                                                      ================= ===============  ===============  =================



    The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                For the Nine Months Ended July 31, 2005 and 2004

                                                                                    July 31,             July 31,
                                                                                      2005                 2004
                                                                                ------------------- --------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                         $          (596,128)$           (432,810)

  Adjustments to reconcile net income (loss) to net cash provided
     (used) by operations:
       Depreciation and amortization                                                        164,813               22,508
       Common Stock issued for services                                                      88,139
       Common Stock Issued for lawsuit settlement                                                 -               14,000

  Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                            (9,414)             (36,810)
       (Increase) decrease in inventory                                                         988               14,627
       Increase (decrease) in accounts payable and other accruals                          (187,570)              70,177
       Increase/(decrease) in discountinued operations net assets                                 -              (44,928)
       Increase /(decrease)  in income taxes payable                                              -               (2,783)
                                                                                ------------------- --------------------
 Net cash provided (used) by operating activities                                          (539,172)            (396,019)

 CASH FLOW FROM INVESTING ACTIVITIES:
       Deposit on fixed assets                                                              (25,000)                   -
      Purchase of fixed assets                                                                 (457)             (74,428)
                                                                                ------------------- --------------------
 Net cash provided (used) by investing activities                                           (25,457)             (74,428)

 CASH FLOW FROM FINANCING ACTIVITIES:
       Proceeds generated from reverse acqusition and related                                     -              479,232
     transactions-net
       Cash overdraft                                                                         3,711                    -
       Sale of common stock                                                                 543,995              300,000
      Payments of loans-other                                                               (50,000)           (275,000)
                                                                                ------------------- --------------------
 Net cash provided (used) by financing activities                                           497,706              504,232
                                                                                ------------------- --------------------
 Net increase (decrease) in cash                                                            (66,923)              33,785

 CASH - BEGINNING                                                                            66,923                1,736
                                                                                ------------------- --------------------

 CASH - ENDING                                                                  $                 - $             35,521
                                                                                =================== ====================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest expense                                                 $                 - $                  -
                                                                                =================== ====================
 Cash paid for income taxes                                                     $                 - $                  -
                                                                                =================== ====================

In June and July 2005, 365,000 shares of restricted common stock was issued for $ 88,139 of services.

In January 2005, 325,000 shares of common stock was issued for $155,000.

In December 2004 and January 2005, 1,968,985 shares of common stock was sold for $ 543,995.




    The accompanying notes are an integral part of the financial statements.

                        BIO SOLUTIONS MANUFACTURING, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 July 31, 2005


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

     The accounting presentation reflects that Production as the acquiring entity, having been merged into the reporting company of SSET The equity of SSET has been eliminated in consolidation, and all acquisition adjustments are reflective of Production. For comparability, the un-audited statement of operations and cash flow, for the nine months ending July 31, 2004 of Bio Solutions International Inc's production division has been presented as the predecessor corporation

Basis of Accounting

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

Interim Financial Information

     The financial statements for the three and nine months ended July 31, 2005 and 2004 are un-audited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine and three months are not indicative of a full year results.

Concentration of  Risk

     The only customer for its products is Bio Solution International, Inc, which resells product exclusively to its' franchisees.

Reclassification

     Certain amounts in 2004 have been reclassified to conform to the 2005 presentation. Such reclassification had no effect on net income as previously reported. ,


Note 2 - Property and Equipment

     Depreciation charged to operations for the nine months ended July 31, 2005 was $ 71,063

     At July 31, 2005 property and equipment consisted of the following:

          Office furniture and equipment               $      25,000
          Machinery and equipment                            207,003
          Leasehold improvements                             250,000
                                                       -------------
                                                             482,003
          Accumulated Depreciation                          (173,821)
                                                       -------------
                  Net Property and Equipment                 308,182
                                                       -------------

Note 3 - Loans and Advances Payable - Related Parties

     As of July 31, 2005, the company has a $225,000 loan payable to a related party, which is to be repaid via the delivery of the Company's product. The Company had a balance due related parties of $ 229,582, with interest at 7.5%. The lenders of this debt have the rights to convert to common stock at the rate of the lesser of $.25 per share or twenty (20) % below the five day trading average price per share prior to conversion. The company has payables to related parties of $ 109,413 for expenses and advances.


Note 4 - Product Formula

     The Company as a result of the acquisition of manufacturing assets of Bio-Solutions International, Inc. had a step in value of its capitalized product formulas. Upon inception of the Company, a value of $ 50,000 was assigned to these assets as a result of a purchase from the outside party exclusively
producing  the  product.   Over  the  years,  various  costs  for  research  and
developments have been expensed to operations. Additionally, many new reformulations of the product have occurred and new products have been developed. As a result of the reorganization in March 2004, based on the consideration, a value of $ 250,000 was assigned to the product formulation. It has been ascertained, that the stated value of $ 250,000 for the product formulation will amortized over two years. The amortization for the nine months ended July 31, 2005 was $ 93, 750.


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

Common Stock:

     As of July 31, 2005, the Company had authorized 100,000,000 shares of common stock. and has issued and outstanding 16,434,228 shares of common stock. The company was formerly the manufacturing division of "BSII". The assets and related assumed liabilities as a result of this acquisition of the manufacturing division formed the basis of the company's initial balance sheet along with the SSFS reorganization.

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

     In June and July 2005, 365,000 shares of restricted common stock were issued for $ 88,139 of services.

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


Note 7 - Employee Stock Plan

     On April 19, 2002, the Company formed the Bio Solutions Manufacturing Inc. (formerly Single Source Financial Services Corporation) 2002 Omnibus Securities Plan. Under the plan, the Company may grant options or issue stock to selected employees, directors, and consultants for up to 30,000 shares. The exercise price of each option is at the discretion of the Board of Directors but can not be less than 85% of the fair market value of a share at the date of grant (100% of fair market value for 10% shareholders). The vesting period of each option granted is also at the discretion of the Board of Directors, but each option granted shall vest at a rate of no less than 20% per year from date of grant. As of July 31, 2005 no options have been granted.


Note 8.  Income Taxes

     The provisions for income taxes for the nine months ended July 31, 2005 consisted of the following:

 Provision (benefit) for income taxes           $   220,000
  at statutory federal/state rates,
 Valuation Allowance                               (220,000)
                                                 ----------
  Net Income Tax Provision                       $        -
                                                 ==========

     The reported provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% to the loss before income taxes as follows:

                                                     July 31, 2005
                                                     -------------
Federal income taxes at statutory rate                      34%
State tax rate, net of federal income tax                    3
Valuation Allowance                                        (37)
                                                     -------------
   Effective income tax rate                                 0%
                                                     =============

     Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company's ability to utilize its net operating loss carry-forwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

     At  July  31,  2005  the  Company  has  unused  net  operating   losses  of
approximately $ 1,200,000 (which begin expiring in 2019) that may be applied against future taxable income.


Note 9 -Lease Commitments

     Effective March 1, 2004, the Company has assumed (from Bio Solutions International Inc.) the lease for the office and warehouse facilities at its Bio Solutions Production Inc. subsidiary for a term expiring in May 2007. Rent expense for the nine months ending July 31, 2005 29,500. Future minimum annual rentals are: 2005 $ 6,500, 2006 $36,000 and 2007 $12,000. The leased facilities are owned by individuals that are considered related parties. It is ascertained that the Company is paying rent based on the fair market value of real estate in its geographic area.


Note 10 - Loan Payable - Affiliated Company

     As a result of the asset purchase agreement dated March 8, 2004, a loan payable due to "BSII" was incurred for the unpaid balance of $ 100,000. The balance as of July 31, 2005 was $ 55,000. This unpaid balance is unsecured and non-interest bearing.

Note 11-Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. As of July 31, 2005 the Company has accumulated net losses of approximately $ $ 1.8 million The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company's product. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company's inability to continue as a going concern.

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

     Results of Continuing Operations for the Three-Months Ended July 31, 2005 and July 31, 2004.

Revenues. Revenues from continuing operations for the three-months ended July 31, 2005 were $66,112 and for the three months ended July 31, 2004 were $35,798.

Cost of Revenues. Cost of revenue from continuing operations was $35,116 for the three- months ended July 31, 2005 and for the three months ended July 31, 2004 the cost of revenues was $29,556.

Gross Profit. The gross profit from continuing operations for the three-months ended July 31, 2005 was $30,996 and for the three months ended July 31, 2004 was $6,242. Gross profit was higher due to sales increases and improved margins

Selling, General and Administrative Expenses. The expenses for the three-months ended July 31, 2005 were $271,563. The Company's expenses increased by $119,587, up 79% (from $151,976 for the same period in 2004) during the three-months ended July 31, 2005, compared to the same period in 2004. The Company's expenses were made up primarily of general overhead. The increase in operating expenses reflect the expansion of the operations and $88,139 of common stock based consulting and services

Net Losses. The Company had a net loss of $278,899 for the three-months ended July 31, 2005, as compared to net losses of $153,812 for the three-months ended July 31, 2004.

     Results of Continuing Operations for the Nine-Months Ended July 31, 2005 and July 31, 2004.

Of common stock based consulting and services and an increase of $

Revenues. Revenues from continuing operations for the nine-months ended July 31, 2005 were $172,933 and for the nine months ended July 31, 2004 were $89,625. The higher sales reflect a full nine months of current operations, versus partial activity in the prior year, pending the reorganization of the activity.

Cost of Revenues. Cost of revenue from continuing operations was $91,811 for the nine- months ended July 31, 2005 and for the nine months ended July 31, 2004 the cost of revenues was $53,203.

Gross Profit. The gross profit from continuing operations for the nine-months ended July 31, 2005 was $81,112 and for the nine months ended July 31, 2004 was $36,062. Expanded sales and improved margins contributed to the higher gross profit.

Selling, General and Administrative Expenses. The expenses for the nine-months ended July 31, 2005 were $631,480. The Company's expenses increased by $316,841, up 100% (from $314,639 for the same period in 2004) during the nine-months ended July 31, 2005, compared to the same period in 2004 This was attributable to increases in operations, $ 88,139 of common stock based consulting and services and $ 142,305 of increases in amortization of product formulation (acquired via the acquisition) and depreciation of post merger asset purchases.

Net Losses. The Company had a net loss of $596,128 for the nine-months ended July 31, 2005, as compared to a net loss of $ 432,810 for the nine-months ended July 31, 2004. The increase in the net loss is largely due to increases in operating expanses, and interest expenses (attributable to higher borrowings to fund expansion) net of a 2004 loss from a discontinued operation of $ 131,702 (the prior Single Source Electronics Transactions operations) and higher 2005 gross profit.

Liquidity and Capital Requirements. As of July 31, 2005, the Company had current assets of $ 33,630 and total assets were $442,729. The Company's current and total liabilities were $896,471 as of July 31, 2005. The total liabilities consisted primarily of accounts payable and accruals of $273,765, and related party loans and advances of $563,995 Cash flow from operations may not be sufficient to provide adequate liquidity. The Company intends to attempt to fulfill those requirements through the private placement of its shares and additional borrowings. If it is unsuccessful in obtaining sufficient funds to maintain Company operations, the Company may be required to reduce or cease operations, seek protection under the bankruptcy laws or both.

Cash Flows. For the nine months ended July 31, 2005, cash was provided by: the sale of common stock $ 543,995 Depreciation and amortization were non cash charges of $ 164,813 and $88,139 of common stock was issue to pay for consulting and services This was used to finance: the loss of $ 596,128, a reduction in accounts payables of $ 187,570 , $25,000 in fixed asset deposits and $50,000 of loan repayments

     For the nine months ended July 31, 2004, cash was provided by: proceeds generated from the reverse acquisition and related net transactions and $ 300,000 of common stock sales This was used to finance: the loss of $ 432,810, payments of loans of $ 275,000 and the $ 74,428 purchase of equipment.


ITEM 3. Controls and Procedures.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange
Commission (the "SEC"), and that such information is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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


ITEM 2 Changes in Securities

     During the period from May 1, 2005 through July 31, 2005, the Company authorized the issue of the following shares of restricted common Common Stock:

     On May 27, 2005, the Company authorized the issue of 25,000 shares of restricted common stock to C.A. Reddy for his becoming a member of the Company's Technical Advisory Board. These shares were issued on September 19, 2005. Commencing September, 2005, C.A. Reddy will be issued an additional 25,000 restricted shares quarterly until a total of an additional 100,000 shares have been issued.

     On June 15, 2005, the Company authorized the issue of 10,000 shares of restricted common stock to Patric Rippstein for consulting services to be provided to the Company for business strategy consulting services including the establishing a business plan, model and growth strategy. The shares were issued on August 1, 2005.

     On June 15, 2005, the Company authorized the issue of 25,000 shares of restricted common stock to Jochen Staiger for consulting services to be provided to the Company for business strategy consulting services including the establishing a business plan, model and growth strategy. The shares were issued on August 1, 2005.

     On June 15, 2005, the Company authorized the issue of 100,000 shares of restricted common stock to Ivano Angelastri for consulting services to be provided to the Company for business strategy consulting services including the establishing a business plan, model and growth strategy. The shares were issued on August 1, 2005.

     On July 15, 2005, the Company authorized the issue of 10,000 shares of restricted common stock to Janiece Rawalt under the terms of an employment agreement dated March 1, 2004. The shares were issued on August 17, 2005.

     On July 15, 2005, the Company authorized the issue of 150,000 shares of restricted common stock to Ray Pettis for services provided to the Company for research and field investigations establishing the effectiveness of the Company's products used for the reduction of Wastewater sludge/solids. The shares were issued on August 17, 2005.

     On July 15, 2005, the Company authorized the issue of 20,000 shares of restricted common stock to Steve Lee for services provided to the Company for his contribution to the development and application of the Company's septic product. The shares were issued on August 17, 2005.

     On July 15, 2005, the Company authorized the issue of 5,000 shares of restricted common stock to Sabrina Baio under the terms of an employment agreement dated March 24, 2004. The shares were issued on August 17, 2005.

     On July 15, 2005, the Company authorized the issue of 20,000 shares of restricted common stock to Frank O'Neill for services provided to the Company for his conducting tests on behalf of the Company that resulted in significant sales of the Company's grease trap product. The shares were issued on August 17, 2005.

     On August 25, 2005, the Company authorized the issue of 400,000 shares of the Company's common stock to J. Jeffrey Press, Esq. in payment for legal services provided to the Company through September 30, 2005.


ITEM 3 Defaults Upon Senior Securities

     Not Applicable.


ITEM 4 Submission of Matters to a Vote of Security Holders

     No matters were submitted to the shareholders during the quarter.


ITEM 5 Other Information

     On April 13, 2005, the Company signed a Letter of Intent to purchase 70% of the issued and outstanding shares of Applied Chemical Technology, Inc("ACT"), a manufacturer of equipment that complements the company's products, for $0.10 per share and paid the seller a $25,000 non-refundable deposit. It also agreed to acquire certain assets from the controlling shareholder of ACT for $44,000. and to retain the services of the shareholder as a consultant at an annual compensation of $35,000 and a signing bonus of $200,000 to be paid in the restricted common stock of the Company at the closing price on April 13, 2005. The Company has not completed the transaction in accordance with the Letter of Intent, and the agreement is being re-negotiated.

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


ITEM 6 Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Item No.         Description
---------        -----------------------------------------

31.1        *  Section 302 Certification  by  Chief  Executive Officer.

31.2        *  Section 302 Certification  by  Chief  Financial Officer.

32.1        *  Chief Executive Officer Certification Pursuant to 18 USC, Section
               1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        *  Chief Financial Officer Certification Pursuant to 18 USC, Section
               1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------------

* Filed herewith.


     (b) Report on Form 8-K

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


Dated:   October 14 , 2005                     /s/ David S. Bennett
        ------------------                     --------------------------------
                                           By: David S. Bennett
                                          Its: President, and Director

Dated:    October 14, 2005                     /s/ Patricia M. Spreitzer
        ------------------                     --------------------------------
                                           By: Patricia M. Spreitzer
                                          Its: Secretary, Treasurer and
                                               Director