Form 10KSB/A
period 2005-10-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2006-01-17
CIK 1128581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


(MARK ONE)

/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended October 31, 2004

/_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number: 0-33229


                        Bio Solutions Manufacturing, Inc.
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

        New York                                              16-1576984
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                                IDENTIFICATION NO.

1161 James Street, Hattiesburg, Mississippi                  39401-4016
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

Issuer's telephone number: (601) 582-4000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
         None                                             None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/



     Issuer's revenues for its most recent fiscal year (ended October 31, 2004):
$191,732.



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

Business Development

     BSM is a technology provider of biological solutions to industries that desire environmentally-friendly forms of waste remediation. The Company (formerly known as Single Source Financial Services Corporation), is the parent of Bio Solutions Production, Inc. ("BSP")(formerly known as Bio Solutions

Manufacturing, Inc.), a Nevada corporation, that was acquired in March, 2004 in exchange for 92% of the Company's issued and outstanding stock. BSP is a biotechnology company, which owns intellectual properties for the construction and process of microbial products with remedies for certain environmental applications and production of value- added products. The Company's products are sold through Bio Solutions Franchise Corp. ("BSFC"), an unrelated company. BSFC is a sales and marketing company for environmental application products that is currently building a network of franchises to sell and service certain applications while recruiting and training qualified distributors and strategic partners for the more complicated markets. BSFC owns the exclusive marketing rights for all of BSP's environmental related products.

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

The Company's primary products are the following:

Product                             Purpose
--------------------------------------------------------------------------------

BP - 310                            Treatment  of  Grease  Traps/Lift  Stations,
                                    primarily enzymatic reactions
BP - 710                            Treatment of Grease Traps/Lift Stations,
                                    primarily microbial actions
BP - 910                            Treatment of Portable Toilets
BP - 101                            Specific for Higher Carbohydrate Complex
BO - 102                            Specific for Higher Fats and Oils
Buffer                              Balancing pH
Bio - Care H2S                      Specific for Hydrogen Sulfide Reduction
Bio - Care G                        Liquefies Hard Grease/Fat
Bio - Care Wheels                   Cleans  Grease  and  Dirt  off the  Wheels
                                    of Trolleys in Restaurants
Bio - Care H & S (Hood & Stack)     Degreases Hoods and Stacks in Restaurants
Bio - Catalyst                      Enhances Activity of BP - 310 and BP - 710
Bio - Care Lift Station             For Odor Control
Bio - Deplugger (for Drain Lines)   For Blocked Drain Lines
Bio - Care F (Floor Soap)           Cleans Grease and Dirt off Hard Surfaces
ECT - 2000                          Waste Water Disinfectant
Bio - Care Carpet Cleaner          Cleans carpets of all types by removing dirt,
                                   grease and stains
Bio - Care Oil and Grease          Cleans oil, grease, and dirt build-up on hard
                                   surfaces of Spot Cleaner parking lots, garage
                                   floors, sidewalks, etc.
Bio - Care Glass Cleaner           Cleans oil, grease, dirt and many other spots
                                   on all glass surfaces

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

     According to the research firm Business Communications Co., Inc., the market for wastewater bioremediation was $353 million in 1998 and was projected to grow to $374 million in 2001, an AAGR of 2.9%. The market for municipal solid waste management had a 1998 value of $237 million and was expected to be worth $262 million in 2001, an AAGR of 5.1%. The conversion of waste-to-energy was a $66 million sector of the bioremediation market in 1998 and was projected to account for $67 million in 2001, an AAGR of 0.8%.

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


ITEM 3. LEGAL PROCEEDINGS.


     During the fiscal year ended October 31, 2003, the predecessor company (whose operations and results are not reflected in the operations of the Company), Arnold Sock and Martin Becker were defendants in litigation that had been filed by William Eisen and William Brown in Los Angeles

County Superior Court on June 27, 2001. The plaintiffs alleged that they were entitled to a finder's fee in the amount of $250,000 from the defendants in connection with the Company's acquisition of SSET The litigation was settled in November 2003 by the Company's payment of $5,000 in cash and the issuance of 1,400,000 (pre-reverse split) shares of common stock.


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

Fiscal Year 2003              High*       Low*
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

-------------------------------------------
* These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. All prices adjusted to reflect a 1-for-100 reverse stock split that became effective on October 2, 2003.

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

RECENT SALES OF UNREGISTERED SECURITIES.


     In December, 2004, the Company issued 1,543,985 shares of its common stock to four non-affiliated parities in accordance with the provisions of a Debt Conversion Agreement that provided that in exchange for funds advanced to the Company, the Lender would accept the number of shares of the company's common stock determined by dividing the amount advanced by Twenty-five ($0.25) cents in full satisfaction of the company's obligation to repay the advances plus interest at the rate of seven and one-half(7 1/2%) per year. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933 ("Section 4(2)").

     In January, 2005, the Company privately issued 100,000 shares of common stock to a non-affiliated party, for the sum of $50,000 advanced to the Company in September, 2004. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 ("Section 4(2)").

     In January, 2005, the Company privately issued 300,000 shares of common stock to a non-affiliated party, for the sum of $130,000 advanced to the Company in September, 2004. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 ("Section 4(2)").

     In February, 2005, the Company privately issued 25,000 shares of common stock to non- affiliated party, for the sum of $25,000, plus, for a period of 2 years form the date of issue, the right to purchase an additional 25,000 shares of common stock at a price equal to $1.50 per share. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 ("Section 4(2)").



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

     QUALIFIED REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS. The Company's independent accountant has qualified his report, stating that the audited financial statements of the Company for the fiscal year ended October 31, 2003 and 2004 have been prepared assuming the Company will continue as a going concern. The independent accountant notes that the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations, as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.


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

RESULTS OF CONTINUING OPERATIONS FOR THE FISCAL YEARS ENDED OCTOBER 31, 2004 AND OCTOBER 31, 2003.

     REVENUES. Revenues from continuing operations for the fiscal year ended October 31, 2004 were $191,372 and for the fiscal year ended October 31, 2003 were $411,390.The decrease of $220,018, or 53% is due to reduced franchise sales and product and service revenues.

     COST OF REVENUES. Cost of revenue from continuing operations was $141,029 for the fiscal year ended October 31, 2004, a decrease of $3,110, or 2%, from the $144,139 for the fiscal year ended October 31, 2003.

     GROSS PROFIT. The gross profit from continuing operations for the fiscal year ended October 31, 2004 was $50,343 and $267,251 for the fiscal year ended October 31, 2003. The reduction of $216,908, or 81% is largely due to reduced franchise sales, and additional production costs subsequent to the acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The expenses for fiscal year ended October 31, 2004 were $655,931. The Company's expenses increased by $368,531, up 128% during the fiscal year ended October 31, 2004, compared to 2003 levels of $287,580. The Company's expenses were made up primarily of general overhead and expenses incurred in connection with the reorganization and acquisition and amortization of product formulation costs.

     NET LOSSES FROM CONTINUING OPERATIONS. The Company had a net loss of $635,795 for the year ended October 31, 2004, as compared to $66,524 for the fiscal year ended October 31, 2003. The loss for the year ended October 31, reflects the lower sales and reduced profit margins and the impact of acquisition expenses.

     LIQUIDITY AND CAPITAL RESOURCES. As of October 31, 2004, the Company had cash of $66,923, and total current assets of $92,127 and total assets of $640,852. The Company's current and total liabilities were $1,200,223 as of October 31, 2004. Net funds for the year of $31,472 were provided by sale of common stock of $375,000, net loans of $783,888, and an increase in accounts payable of $151,740. Funds were used for the net loss (excluding depreciation and amortization) of $514,099, the acquisition and related costs of $734,339 and fixed asset purchases of $64,574.

     For the year ended October 31, 2003, the $35,451 increase in net funds were provided by increases in payables and accruals of $71,469 and accrued compensation of $64,451 and reductions in inventory of $51,601. Funds were used for loan repayments of $72,620, fixed asset purchases of $31,715 and an increase in accounts receivable of $34,475.

ITEM 7. FINANCIAL STATEMENTS.



TABLE OF CONTENTS
--------------------------------------------------------------------------- ----

                                                                            Page

Report of Independent Registered Public Accounting Firm                     F- 2

    Balance Sheet                                                           F- 3

    Statements of Operations                                                F- 4

    Statements of Stockholders' Deficiency                                  F- 5

    Statements of Cash Flows                                                F- 6

    Notes to Consolidated Financial Statements                              F- 7


-------------------------------------------------------------------------------

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive, Suite 226
                          Coral Springs, Florida 33071

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hattiesburg, Mississippi

We have audited the accompanying balance sheet of Bio Solutions Manufacturing, Inc. (formerly Single Source Financial Services Corporation) as of October 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended October 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The above mentioned statement of operations and cash flows statements have been restated to reflect October 31, 2004 and 2003 for a full twelve month period and for the accounting as a reverse acquisition. (See note 18).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio Solutions Manufacturing Inc. (formerly Single Source Financial Services Corporation ) as of October 31, 2004 and the results of their operations and their cash flows for the years ended October 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

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

BAUM & COMPANY, P.A.
Coral Springs, Florida
February 11, 2005, except  for: notes 17 and note 18 November 21, 2005.

                        Bio Solutions Manufacturing Inc.
                           Consolidated Balance Sheet
                                October 31, 2004


                            ASSETS

 CURRENT ASSETS

       Cash                                                                     $             66,923
       Inventory                                                                              25,204
                                                                                --------------------

             Total current assets                                                             92,127

 PROPERTY AND EQUIPMENT (Net of accumulated depreciation of $ 102,758)                       378,788

 OTHER NON-CURRENT ASSETS
        Product Formulation ( Net of $ 83,333 amortization)                                  166,667
         Security Deposit                                                                      3,000
                                                                                --------------------
             Total non-current assets                                                        169,667
                                                                                --------------------

 Total assets                                                                   $            640,582
                                                                                ====================

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES
       Accounts Payable and Accruals                                            $            461,335
       Loans Payable - Affiliated Company                                                     55,000
       Loans Payable                                                                          50,000
       Loan Payable -Related Party                                                           633,888
                                                                                --------------------

             Total Current Liabilities                                                     1,200,223
                                                                                --------------------

 Total Liabilities                                                                         1,200,223
                                                                                --------------------

 STOCKHOLDERS' EQUITY (DEFICIENCY)
       Preferred Stock,  no par value, 10,000,000 authorized,
          none issued and outstanding                                                              -
       Common stock $0.001 par value, 100,000,000
      authorized,  14,465,243 shares  issued and outstanding                                  14,465
       Additional paid in capital                                                            634,717
        Accumulated Deficit                                                               (1,208,823)
                                                                                --------------------

             Total stockholders' equity (deficit)                                           (559,641)
                                                                                --------------------

 Total liabilities and stockholders' equity                                     $            640,582
                                                                                ====================

    The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
                      Consolidated Statement of Operations
                 For the Years ending October 31, 2004 and 2003

                                                                                        2004                2003
                                                                               ------------------ -------------------
 REVENUES
       Sales of franchises                                                      $          12,501 $           108,576
       Product and service sales                                                          178,871             302,814
                                                                               ------------------ -------------------

             Total revenues                                                               191,372             411,390

 COST OF GOODS SOLD                                                                       141,029             144,139
                                                                               ------------------ -------------------

             Gross profit                                                                  50,343             267,251

 OPERATING EXPENSES                                                                       655,931             287,580
                                                                               ------------------ -------------------

             Total operating expenses                                                     655,931             287,580
                                                                               ------------------ -------------------

 Net income (loss) before other income (expenses) and
 provision for income taxes                                                              (605,588)            (20,329)
                                                                               ------------------ -------------------

 OTHER INCOME (EXPENSE)
       Interest  income/(expense)                                                         (30,207)            (46,195)
                                                                               ------------------ -------------------

             Total other income (expense)                                                 (30,207)            (46,195)
                                                                               ------------------ -------------------

 Net income (loss) before provision for income taxes                                     (635,795)            (66,524)

 Provision for income taxes                                                                     -                   -
                                                                               ------------------ -------------------

 Net income (loss)-Continuing Operations                                                 (635,795)            (66,524)

 (LOSS) FROM DISCONTINUED OPERATIONS                                                      (20,756)           (269,713)
                                                                               ------------------ -------------------

 Net income (loss)-Continuing Operations                                        $        (656,551)$          (336,237)
                                                                               ================== ===================

 Net income (loss) per weighted average share-continuing operations                        ($0.05)             ($0.00)
                                                                               ================== ===================
 Net income (loss) per weighted average share-discontinued  operations                     ($0.00)             ($0.02)
                                                                               ================== ===================
 Weighted average number of shares                                                     14,001,287          14,001,287
                                                                               ================== ===================

    The accompanying notes are an integral part of the financial statements.

                         Bio Solutions Manufacturing Inc
                 Consolidated Statement of Stockholders' Equity

                                                                              Paid in Capital     Accumulated         Total
                                    Number of       Common      Preferred        in Excess          Deficit       Stockholders'
                                     Shares          Stock        Stock           of Par                              Equity
                                   ------------- ------------ ------------- ------------------ ---------------- -----------------
BALANCE, October 31, 2002              1,000,000 $      5,775 $           - $        1,694,508 $     (2,279,931)$        (579,648)
 (predecessor company)

Net loss year ending
  October 31 2003                                                                                      (336,237)         (336,237)

Acquisition adjustments and
  expenses                            12,645,243        7,870                       (1,563,971)       2,043,140           487,039
                                   ------------- ------------ ------------- ------------------ ---------------- -----------------

BALANCE, October 31, 2003             13,645,243       13,645             -            130,537         (573,028)         (428,846)

March 2004 common stock sold
  for $300.000                           150,000          150                          299,850                            300,000
April  2004 $ 300,000 debt
  converted to 500,000 shares            500,000          500                          124,500                            125,000

July  2004 $ 5,000 debt converted
  to 20,000 shares                        20,000           20                            4,980                              5,000

October 2004 common stock sold
  for $75,000                            150,000          150                           74,850                             75,000

Divestment of discontinued
  operations                                                                                            20,756             20,756
Net loss for the year ending
  October 31, 2004                                                                                    (656,551)          (656,551)
                                   ------------- ------------ ------------- ------------------ ---------------- -----------------

BALANCE, October 31, 2004             14,465,243 $     14,465 $           - $          634,717 $     (1,208,823)$        (559,641)
                                   ============= ============ ============= ================== ================ =================

   The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
                             Statement of Cash Flows
                 For the Years ending October 31, 2004 and 2003



                                                                                        2004                    2003
                                                                                --------------------  --------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                        $           (656,551) $           (336,237)

       Adjustments to reconcile net income (loss) to net cash provided
        (used) by operations:
             Common stock issued for services                                                      -                25,000
             Loss from Discontiued Operations                                                 20,756               269,713
             Provision for doubtful accounts                                                       -                 2,932
             Depreciation and amortization                                                   142,452                48,519
             Common Stock Issued for dispute settlement                                            -                 3,750

       Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable                                        4,323               (34,475)
             (Increase) decrease in inventory                                                 16,764                51,601
              Decrease  in security deposits                                                       -                 2,500
              Increase in accrued compensation, related party                                      -                64,451
             Increase (decrease) in accounts payable and other accruals                      151,740                71,469
             Increase/(decrease) in security deposits                                         (3,000)                    -
             (Increase) decrease in prepaid franchise sale income                                  -               (18,193)
                                                                                --------------------  --------------------
 Net cash provided (used) by operating activities                                           (323,516)              151,030

 CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of fixed assets                                                              (64,574)              (31,715)
                                                                                --------------------  --------------------
 Net cash provided (used) by investing activities                                            (64,574)              (31,715)

 CASH FLOW FROM FINANCING ACTIVITIES:
         Payments on capitalized lease                                                             -                  (716)
         Payments of loans-other                                                             (45,000)              (72,620)
         Expenses and cash used for acquistion                                              (734,339)                    -
         Bank overdraft                                                                       (4,987)              (10,528)
                                                                                --------------------  --------------------
 Net cash provided (used) by financing activities                                            419,562               (83,864)
                                                                                --------------------  --------------------

 Net increase (decrease) in cash                                                              31,472                35,451

 CASH - BEGINNING                                                                             35,451                     -
                                                                                --------------------  --------------------

 CASH - ENDING                                                                  $             66,923                35,451
                                                                                ====================  ====================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest expense                                                 $                  -  $                  -
                                                                                ====================  ====================
 Cash paid for income taxes                                                     $                  -  $                  -
                                                                                ====================  ====================
  Stock issued to retire debt                                                   $                  -  $              3,750
                                                                                ====================  ====================

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

BIO SOLUTIONS MANUFACTURING, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2004

Note 1 - Summary of Significant Accounting Policies

Nature of Business and History of Company

Bio Solutions Manufacturing, Inc .("BSM") (formerly named Single Source Financial Services Corporation until May 2, 2004) was incorporated in New York on September 19, 1994 under the name Ream Printing Paper Corp. In November 2000, the Company acquired Single Source Electronic Transactions, Inc. ("SSET"). In March 1, 2004, it acquired Bio Solutions Production, Inc, (Production) ,formerly named Bio Solutions Manufacturing, Inc. a former manufacturing division of Bio Solutions International, Inc.

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

The accounting presentation reflects that Production as the acquiring entity, having been merged into the reporting company of SSET The equity of SSET has been eliminated in consolidation, and all acquisition adjustments are reflective of Production. For comparability, the statement of operations and cash flow, for the year ending October 31, 2003 of Bio Solutions International Inc. has been presented as the predecessor corporation.

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

Revenue  Recognition - Continuing Operations

Revenue is recognized upon product shipment FOB. Additionally, Bio Solutions International, Inc. (the predecessor company) had received income from the sale of its franchises for exclusive rights for specific geographical territories. This income was recognized upon receipt due to the uncertainty of franchise continuation. With the reorganization of the companies, the only future revenue will be product sales.

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


Note 2 - Loans Receivable and Payable - Discontinued operations

The Company in accordance with the reorganization agreement merged with the predecessor company SSFS. As a result it was deemed that all loans receivable and payable will be effectively assumed by SSET and spun out to the control shareholders.


Note 3 - Property and Equipment

Depreciation charged to operations  was $50,786

At October 31, 2004 property and equipment consisted of the following:

          Office furniture and equipment                 $     25,000
          Machinery and equipment                             206,546
          Leasehold improvements                              250,000
                                                         ------------
                                                              481,546
         Accumulated Depreciation                            (102,758)
                                                         ------------
                  Net Property and Equipment             $    378,788
                                                         ------------

Note 4 - Loan Payable - Related Parties

As of October 31, 2004, the Company has a balance due a related party of $633,888. This is subject to the terms of a debt conversion agreement. Under the terms of the agreement, the amounts received are assessed interest, retroactively, at a rate of 7.5% per annum and the total outstanding balance, including accrued interest, is convertible into shares of common stock at a conversion price of $.25 per share. See note 7 for loan conversions.

The company has a $225,000 related party loan that bears interest at 5% until assignment in July 2005 and has no maturity. See note 17.

Note 5 - Product Formula

The Company as a result of the acquisition of manufacturing assets of Bio-Solutions International, Inc. had a step in value of its capitalized product formulas. Upon inception of the Company, a value of $ 50,000 was assigned to this assets as a result of a purchase from the outside party exclusively
producing  the  product.   Over  the  years,  various  costs  for  research  and
developments have been expensed to operations. Additionally, many new reformulations of the product have occurred and new products have been developed. As a result of the reorganization in March 2004, based on the consideration a value of $ 250,000 was assigned to the product formulation. It has been ascertained, that the stated value of $ 250,000 for the product formulation will amortized over three years. The amortization for the period was $ 91,666.

Note 6 - Discontinued Operations

As indicated above, the Company transferred the residual stream of merchant accounts to the former owner of SSET. The Company accounted for this transaction as a disposal of a segment of its operations. Losses from discontinued operations for the year ended October 31, 2004 was $ 20,756.

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

Common Stock

As of October 31, 2004, the Company had authorized 100,000,000 shares of common stock of which 14,465,243 are issued and outstanding. The company was formerly the manufacturing division of "BSII". The assets and related assumed liabilities as a result of this acquisition of the manufacturing division formed the basis of the company's initial balance sheet along with the SSFS reorganization.

The holders of the Company's common stock are entitled to one vote per share of common stock held.

In October 2003, the company carried out a 1 for 100 reverse split of its common stock. All related per share information has been restated, accordingly.

In March 1, 2004, 12,645,000 shares of common stock were issued for all of the common stock of Bio Solutions Production, Inc. ("Production"), formerly named
Bio Solutions Manufacturing, Inc, a former division of Bio Solutions International Inc. The Company will also replace the warrants of "Production", with its warrants, expiring in January 31, 2007 to purchase the same number of the Company's common stock of 450,000 shares with similar terms. The shares and warrants of the Company to be exchanged will be placed in escrow and subject to an escrow agreement.

As part of the stock exchange, shareholders invested $667,600 in cash in "Production " Additionally, as of July 31, 2004, the company has $ 40,000 of stock subscriptions receivables from the former shareholders of "Production ".

In March 2004, the company sold 150,000 shares of common stock for $2.00 per share and received $300,000. This was subsequently amended in July 2005, to $.50 per share, and the $225,000 modification was recorded as a loan payable, This loan was assigned to a related party.

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
                                                   =========

The reported provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% to the loss before income taxes as follows:

                                                   October 31, 2004
                                                   ----------------
Federal income taxes at statutory rate                      34%
State tax rate, net of federal income tax                    3
Valuation Allowance                                        (37)
                                                         ------
   Effective income tax rate                                 0%
                                                         ======

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

At October 31, 2004 the Company has unused net operating losses of approximately $ 562,000 (which begin expiring in 2019) that may be applied against future taxable income.


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

The financial statements do not reflect any operations of SSFS or its wholly-owned subsidiary SSET except as discontinued.


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


Note 14 -Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the year ended October 31, 2004 the Company has incurred net losses from continuing operations of $635,795. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company's product. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company's inability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


Note 15 - Loans Payable

The company received a $50,000 loan from a stockholder that was subsequently converted to equity in the December 2004.


Note 16-Recent Accounting Pronouncements

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


Note 17-Subsequent Event

In March 2004, the company sold 150,000 shares of common stock for $2.00 per share and received $300,000. This was subsequently amended in July 2005, to $.50 per share, and the $225,000 modification was recorded as a loan payable that bears interest at 5%..This loan was assigned to a related party and is to be repaid via the Company's product deliveries. The revised loan has no maturity and the interest terminated upon assignment in July 2005.


Note 18-Restatement

The statement of operations and cash flow statements have been restated to present comparable twelve month information for the years ending October 31, 2004 and 2003 and to reflect the accounting as a reverse merger with Bio Solutions Manufacturing Inc. as the surviving entity and Single Source Financial Services as the corporate shell.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 8A. CONTROLS AND PROCEDURES.


     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange
Commission (the "SEC"), and that such information is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the Company completed its evaluation. The financial statements in the Form 10-KSB/A were revised to present comparable twelve month information for the years ended October 31, 2004 and October 31, 2003.

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


    Name                         Age          Position
---------------------           ----        --------------------------------
Krish V. Reddy                   75         President and Director
Patricia Spreitzer               50         Chief Financial Officer, Secretary
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


                                                    Number of
                                                     Shares
Beneficial Owner                                   Beneficially     Percentage
Owner                                                Owned (1)     of Class(2)
----------------------------------------------    --------------   ------------

Bio Solutions International, Inc. (3)              2,000,000         12.19%
Environmental Services of Mississippi, LLC (4)     5,120,000         31.20%
Krish V. Reddy (5)                                 1,000,000         6.09%
Sterling Sound, LLC (6)                            2,500,000         15.24%
All Directors and executive officers as a group
(two persons) (7)                                  1,050,000         6.40%
----------------------------
(1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or similar rights held by that person that are exercisable on or before April 30, 2005 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.
(2)  Based on 16,09,228 shares of common stock outstanding.
(3)  Address is 1161 James Street, Hattiesburg, Mississippi 39401
(4)  Address is PO Box 16133, Hattiesburg, Mississippi 39403
(5)  Address is 4124 W 4th Street, Hattiesburg, Mississippi 39403
(6)  Address is 606 Post Road East, #608, Westport, Connecticut 06880
(7)  Consists of Krish V. Reddy and Patricia Spreitzer.

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

10.2 Agreement between the Company and Onkar Holdings, Inc. dated October 3, 2001(3)

10.3 Agreement between the Company and Ardele (International) dated October 3, 2001(3)

10.4 Agreement between the Company and Sabaco Investment Advisors dated October 3, 2001(3)

10.5 Restated Letter of Intent dated April 29, 2002 by and between the Company, MBBRAMAR, INC. and CardReady International, Inc. (4)

10.6 Notice of Exercise of Option dated April 29, 2002 (4) Reorganization and Stock Purchase Agreement between the Company and Bio Solutions Production, Inc. (5)

21        Subsidiaries of the Company

31.1*     Certification  of  Principal   Executive   Officer  pursuant  to  Rule
          13a-14(a) of the Exchange Act

31.2*     Certification  of  Principal   Financial   Officer  pursuant  to  Rule
          13a-14(a) of the Exchange Act

32* Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


     (b) Reports on Form 8-K.

     (1) Current Report on Form 8-K, filed September 1, 2004 pursuant to Item 8 (Other Events)

     (2) Current Report on form 8-K, filed October 27, 2004 pursuant to Item 5.2 (Resignation of Principal Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

FEE SUMMARY. The following is a summary of the fees billed to the Company by Baum and Company, LLC, for professional services rendered for the fiscal year ended October 31, 2003 and to Jonathon Reuben, CPA, An Accountancy Corporation for the fiscal year ended October 31, 2003:



  Fee Category          Fiscal 2004 Fees            Fiscal 2003 Fees
--------------------    ----------------            ----------------
Audit Fees (1)              $17,500                     $21,245
Audit-related Fees (2)      $0                          $0
Tax Fees (3)                $0                          $0
All Other Fees (4)          $0                          $0

TOTAL FEES                  $17,500                     $21,245
                            =======                     =======

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

                        BIO SOLUTIONS MANUFACTURING, INC.


Dated: January 12, 2006       By:  /s/ David S. Bennett
                                ---------------------------------
                                David S. Bennett
                                Chief Executive Officer and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: January 12, 2006       By:  /s/ Patricia M. Spreitzer
                                ---------------------------------
                              Patricia M. Spreitzer, Secretary,
                              Chief Financial Officer, and Director



Dated: January 12, 2006       By: /s/ Robert Knorr
                              -----------------------------------
                              Robert Knorr, Director

Dated: January 12, 2006       By: /s/ Michael O'Gorman
                              -----------------------------------
                              Michael O'Gorman, Director