Form 10KSB/A
period 2004-10-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2006-02-07
CIK 1128581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A 2


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

RECENT SALES OF UNREGISTERED SECURITIES.

     In December, 2004, the Company issued 1,543,985 shares of its common stock to four non- affiliated parities in accordance with the provisions of a Debt Conversion Agreement that provided that in exchange for funds advanced to the Company, the Lender would accept the number of shares of the company's common stock determined by dividing the amount advanced by Twenty-five ($0.25) cents in full satisfaction of the company's obligation to repay the advances plus interest at the rate of seven and one-half(7 1/2%) per year. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933 ("Section 4(2)").

     In January, 2005, the Company privately issued 100,000 shares of common stock to a non- affiliated party, for the sum of $50,000 advanced to the Company in September, 2004. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 ("Section 4(2)").

     In January, 2005, the Company privately issued 300,000 shares of common stock to a non- affiliated party, for the sum of $130,000 advanced to the Company in September, 2004. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 ("Section 4(2)").

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     THIS SECTION CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE COMPANY'S PROSPECTS FOR CONTINUED OPERATION AND EXISTENCE AND STATEMENTS REGARDING THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THOSE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, FACTORS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS, EVENTS AND PERFORMANCE TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN THE FORWARD-LOOKING STATEMENTS. THOSE RISKS, FACTORS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S HISTORY OF NET LOSSES, UNCERTAINTY AS TO THE AVAILABILITY OF REQUIRED FUNDING AND UNCERTAINTY AS TO THE COMPANY'S ABILITY TO MAINTAIN OPERATIONS AT ANY LEVEL. THE CAUTIONARY STATEMENTS MADE IN THIS SECTION SHOULD BE READ AS BEING APPLIED TO ALL RELATED FORWARD- LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS DOCUMENT.

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


ITEM 7. FINANCIAL STATEMENTS.





TABLE OF CONTENTS
--------------------------------------------------------------------------- ----

                                                                            Page

Report of Independent Registered Public Accounting Firm                     F- 1

    Balance Sheet                                                           F- 2

    Statements of Operations                                                F- 3

    Statements of Stockholders' Deficiency                                  F- 4

    Statements of Cash Flows                                                F- 5

    Notes to Consolidated Financial Statements                              F- 6


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


/s/ BAUM & COMPANY, P.A.
BAUM & COMPANY, P.A.
Coral Springs, Florida
February 11, 2005, except  for: notes 17 and note 18 November 21, 2005.

                                    Bio Solutions Manufacturing Inc.
                                       Consolidated Balance Sheet
                                            October 31, 2004

                            ASSETS

 CURRENT ASSETS
       Cash                                                                     $              66,923
       Inventory                                                                               25,204
                                                                                ---------------------

             Total current assets                                                              92,127

 PROPERTY AND EQUIPMENT (Net of accumulated depreciation of $ 102,758)                        378,788

 OTHER NON-CURRENT ASSETS
        Product Formulation ( Net of $ 83,333 amortization)                                   166,667
         Security Deposit                                                                       3,000
                                                                                ---------------------
             Total non-current assets                                                         169,667
                                                                                ---------------------

 Total assets                                                                   $             640,582
                                                                                =====================

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES
       Accounts Payable and Accruals                                            $             461,335
       Loans Payable - Affiliated Company                                                      55,000
       Loans Payable                                                                           50,000
       Loan Payable -Related Party                                                            633,888
                                                                                ---------------------

             Total Current Liabilities                                                      1,200,223
                                                                                ---------------------

 Total Liabilities                                                                          1,200,223
                                                                                ---------------------

 STOCKHOLDERS' EQUITY (DEFICIENCY)
       Preferred Stock,  no par value, 10,000,000 authorized,
          none issued and outstanding                                                               -

       Common stock $0.001 par value, 100,000,000
      authorized, 14,465,243 shares  issued and outstanding                                    14,465
       Additional paid in capital                                                             634,717
        Accumulated Deficit                                                                (1,208,823)
                                                                                ---------------------

             Total stockholders' equity (deficit)                                            (559,641)
                                                                                ---------------------

 Total liabilities and stockholders' equity                                     $             640,582
                                                                                =====================

    The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
                      Consolidated Statement of Operations
                 For the Years ending October 31, 2004 and 2003

                                                                                        2004                            2003
                                                                                ---------------------  ---------------------
                                                                                                             (Revised)
 REVENUES
       Sales of franchises                                                      $              12,501  $             108,576
       Product and service sales                                                              178,871                302,814
                                                                                ---------------------  ---------------------
             Total revenues                                                                   191,372                411,390

 COST OF GOODS SOLD                                                                           141,029                144,139
                                                                                ---------------------  ---------------------
             Gross profit                                                                      50,343                267,251

 OPERATING EXPENSES                                                                           655,931                287,580
                                                                                ---------------------  ---------------------
             Total operating expenses                                                         655,931                287,580
                                                                                ---------------------  ---------------------
Net income (loss) before other income (expenses) and
 provision for income taxes                                                                  (605,588)               (20,329)
                                                                                ---------------------  ---------------------

 OTHER INCOME (EXPENSE)
       Interest  income/(expense)                                                             (30,207)               (46,195)
                                                                                ---------------------  ---------------------

             Total other income (expense)                                                     (30,207)               (46,195)
                                                                                ---------------------  ---------------------
 Net income (loss) before provision for income taxes                                         (635,795)               (66,524)

 Provision for income taxes                                                                         -                      -
                                                                                ---------------------  ---------------------

 Net income (loss)-Continuing Operations                                                     (635,795)               (66,524)

 (LOSS) FROM DISCONTINUED OPERATIONS                                                          (20,756)              (269,713)
                                                                                ---------------------  ---------------------

 Net income (loss)-Continuing Operations                                         $           (656,551) $            (336,237)
                                                                                =====================  =====================

 Net income (loss) per weighted average share-continuing operations                           ($0.05)                ($0.00)
                                                                                =====================  =====================
 Net income (loss) per weighted average share-discontinued  operations                        ($0.00)                ($0.02)
                                                                                =====================  =====================
 Weighted average number of shares                                                         14,001,287             14,001,287
                                                                                =====================  =====================


     The accompanying notes are an integral part of the financial statements.

                         Bio Solutions Manufacturing Inc
                 Consolidated Statement of Stockholders' Equity

                                                                                 Paid in Capital                    Total
                                      Number of        Common      Preferred        in Excess      Accumulated  Stockholders'
                                        Shares         Stock         Stock           of Par          Deficit       Equity
                                   ---------------- ------------ -------------  ----------------- ------------ --------------
BALANCE, October 31, 2002                 1,000,00  $      5,775 $           -  $       1,694,508 $ (2,279,931)$     (579,648)
 (predecessor company)

Net loss year ending
 October 31 2003                                                                                     (336,237)      (336,237)

 Acquisition adjustments and
expenses                                 12,645,243        7,870                       (1,563,971)   2,043,140        487,039
                                   ---------------- ------------ -------------  ----------------- ------------ --------------

BALANCE, October 31, 2003                13,645,243       13,645             -            130,537     (573,028)      (428,846)

March 2004 common stock sold
  for $300.000                              150,000          150                          299,850                     300,000

April  2004 $ 300,000 debt
  converted to 500,000 shares               500,000          500                          124,500                     125,000

July  2004 $ 5,000 debt
  converted to 20,000 shares                 20,000           20                            4,980                       5,000
                                                  -            -                                -                           -

October 2004 common stock
  sold for $75,000                          150,000          150                           74,850                      75,000

Divestment of discontinued operations                                                                   20,756         20,756

Net loss  for the year ending
October 31, 2004                                                                                      (656,551)      (656,551)
                                   ---------------- ------------ -------------  ----------------- ------------ --------------

BALANCE, October 31, 2004                14,465,243 $     14,465 $           -  $         634,717 $ (1,208,823)$     (559,641)
                                   ================ ============ =============  ================= ============ ==============


    The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
                             Statement of Cash Flows
                 For the Years ending October 31, 2004 and 2003

                                                                                       2004               2003
                                                                                -----------------  -----------------
                                                                                     (Revised)          (Revised)
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                        $        (656,551) $        (336,237)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operations:
             Common stock issued for services                                                   -             25,000
             Loss from Discontiued Operations                                              20,756            269,713
             Provision for doubtful accounts                                                    -              2,932
             Depreciation and amortization                                                142,452             48,519
             Common Stock Issued for dispute settlement                                         -              3,750
       Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable                                     4,323            (34,475)
             (Increase) decrease in inventory                                              16,764             51,601
              Decrease  in security deposits                                                    -              2,500
              Increase in accrued compensation, related party                                   -             64,451
             Increase (decrease) in accounts payable and other accruals                   151,740             71,469
             Increase/(decrease) in security deposits                                      (3,000)                 -
             (Increase) decrease in prepaid franchise sale income                               -            (18,193)
                                                                                -----------------  -----------------
Net cash provided (used) by operating activities                                         (323,516)           151,030

 CASH FLOW FROM INVESTING ACTIVITIES:
       Expenses and cash used for acquistion                                             (734,339)                 -
       Purchase of fixed assets                                                           (64,574)           (31,715)
                                                                                -----------------  -----------------
 Net cash provided (used) by investing activities                                        (798,913)           (31,715)

 CASH FLOW FROM FINANCING ACTIVITIES:
         Sale of common stock                                                             375,000                  -
         Payments on capitalized lease                                                          -               (716)
         Payments of loans-other                                                          (45,000)           (72,620)
         Proceeds from loans                                                              828,888                  -
         Bank overdraft                                                                    (4,987)           (10,528)
                                                                                -----------------  -----------------
 Net cash provided (used) by financing activities                                       1,153,901             (83,864)
                                                                                -----------------  -----------------
 Net increase (decrease) in cash
                                                                                           31,472             35,451

 CASH - BEGINNING                                                                          35,451                  -
                                                                                -----------------  -----------------

 CASH - ENDING                                                                  $          66,923  $          35,451
                                                                                =================  =================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest expense                                                 $               -  $               -
                                                                                =================  =================
 Cash paid for income taxes                                                     $               -  $               -
                                                                                =================  =================
  Stock issued to retire debt                                                   $               -  $           3,750
                                                                                =================  =================


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

The Company depreciates its property and equipment under the straight-line method as follows:

   Furniture                            5 years
   Office equipment                     5 years
   Machinery and equipment              5 years
   Leasehold improvements       bb     10 years

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

Revenue  Recognition - Continuing Operations

Revenue is recognized upon product shipment FOB. Additionally, the Bio Solutions International, Inc. (the predecessor company) had received income from the sale of its franchises for exclusive rights for specific geographical territories. This income was recognized upon receipt due to the uncertainty of franchise continuation. With the reorganization of the companies, the only future revenue will be product sales.

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


Note 10.  Income Taxes

The provisions for income taxes for the year ended October 31, 2004 consisted of the following:

 Provision(benefit) for income taxes           $  191,600
  at statutory federal rate,
 Valuation Allowance                             (191,600)
                                               ----------
  Net Income Tax Provision                     $        -
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


Note 18-Restatement

The statement of operations and cash flow statements have been restated to present comparable twelve month information for the years ending October 31, 2004 and 2003 and to reflect the accounting as a reverse merger with Bio Solutions Manufacturing Inc. as the surviving entity and Single Source Financial Services as the corporate shell. Additionally, certain items in the cash flow have been recategorized for proper presentation.











                       [Balance of this page left blank.]

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


     The financial statements were further amended in this Form 10-KSB/A2 by revising the Statement of Cash Flows to reflect $375,000 in cash received from the issuance of common stock and to include $828,888 loan proceeds in cash flow from investing activities. These items were inadvertently omitted in adapting the financial statements to EDGAR. $734,339 was reclassified as cash flow from investing activities rather than cash flow from financing activities.

     The restatements have caused the chief executive officer and chief financial officer to strengthen disclosure controls and procedures to assure the presentation of predecessor fiscal periods conform with current corporate presentation as mandated by SEC disclosure requirements.




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

      Name               Age     Position
      ----               ---     --------
Krish V. Reddy           75     President and Director
Patricia Spreitzer       50     Chief Financial Officer, Secretary and Director

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

31.1*     Certification  of  Principal   Executive   Officer  pursuant  to  Rule
          13a-14(a) of the Exchange Act

31.2*     Certification  of  Principal   Financial   Officer  pursuant  to  Rule
          13a-14(a) of the Exchange Act

32.1*     Certification  of  Principal   Executive   Officer  pursuant  to  Rule
          13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*     Certification   of  Principal  Financial  Officer  pursuant  to   Rule
          13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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

                        BIO SOLUTIONS MANUFACTURING, INC.

Dated: February 3, 2006        By:  /s/ David S. Bennett
                                ---------------------------------
                                David S. Bennett
                                Chief Executive Officer and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 3, 2006       By:  /s/ Patricia M. Spreitzer
                              -----------------------------------
                              Patricia M. Spreitzer, Secretary,
                              Chief Financial Officer, and Director

Dated: February 3, 2006       By: /s/ Robert Knorr
                              -----------------------------------
                              Robert Knorr, Director