Form 10KSB
period 2005-10-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2006-03-06
CIK 1128581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-33229

Bio Solutions Manufacturing, Inc.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

New York	16-1576984
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.

1161 James Street, Hattiesburg, Mississippi	39401-4016
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

Issuer's telephone number: (601) 582-4000

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which
registered -------------------	-----------------------------------------
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.0001 par value
(TITLE OF CLASS)

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

               Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer's revenues for its most recent fiscal year (ended October 31, 2005):  $ 206,085.

               The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, based upon the price at which such common equity was sold on October 31, 2005, as reported by the OTC Bulletin Board, was approximately $4,977,702. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the issuer's common stock on October 31, 2005, was 16,899,228.

Documents incorporated by reference: None.
Transitional Small Business Disclosure Format (CHECK ONE): Yes ☐ No ☒

PART I
ITEM 1. DESCRIPTION OF BUSINESS.

CORPORATE HISTORY. Bio Solutions Manufacturing, Inc. (the "Company") is a New York corporation that was formed on September 19, 1994. Prior to the fourth quarter of 2000, the Company operated under the name "Ream Printing Paper Corp." and had not engaged in any business for a number of years. From the fourth quarter of 2000 until March, 2004, the Company operated under the name Single Source Financial Services Corporation (“SSFS”) and engaged in the electronic transaction processing business.

In March, 2004, the Company acquired all of the issued and outstanding stock of Bio Solutions Manufacturing, Inc., a Nevada corporation, in exchange for approximately 92% of its issued and outstanding common stock. The Company changed its name to Bio Solutions Manufacturing, Inc. (“BSM”) and the name of its wholly owned subsidiary was changed to Bio Solutions, Production, Inc. (“BSP”). Through BSP, the Company is engaged in the business of manufacturing environmentally safe bio-remediation products for the treatment of various forms of waste by the food service industry and municipal waste treatment plants and other customers throughout the United States.

CURRENT BUSINESS. On January 27, 2004, the Company entered into a Reorganization and Stock Purchase Agreement and certain related agreements with Bio-Solutions Manufacturing, Inc. ("BSM") pursuant to which the Company agreed to issue 11,865,000 shares of its common stock (which would constitute approximately 92% of the Company's outstanding shares) to the shareholders of BSM in return for all of the outstanding shares of BSM (the "BSM Transaction"). BSM was a privately-held company that provides environmentally-safe solutions to restaurants, municipal waste treatment plants and other customers throughout the United States which are seeking environmentally-friendly forms of waste remediation.. In connection with the BSM Transaction, the parties agreed that certain other actions would be taken either prior to or after the closing, including (i) the transfer to Single Source Electronic Transactions, Inc. (“SSET”), a wholly owned subsidiary of SSFS, of all of the Company's shares in SSFS Merchant Services, Inc.(“ SSFSM”) and CardReady of New York, Inc.(“CRNY”), so that those entities became wholly- owned subsidiaries of SSET, (ii) the sale of all of the shares of SSET owned by BSM to the former control shareholders of SSFS for the payment of nominal consideration (iii) the Company's cancellation of its previous exercise of the CardReady Option and the transfer of the CardReady Option to SSET. Subject to the satisfaction of the conditions stated in the parties' agreements, the transaction was completed in March, 2004.

Business Development

            BSM is a technology provider of biological solutions to industries that desire environmentally-friendly forms of waste remediation. The Company (formerly known as Single Source Financial Services Corporation), is the parent of Bio Solutions Production, Inc. (“BSP”)(formerly known as Bio Solutions Manufacturing, Inc.), a Nevada corporation, that was acquired in March, 2004 in exchange for 92% of the Company’s issued and outstanding stock. BSP is a biotechnology company, which owns intellectual properties for the construction and process of microbial products with remedies for certain environmental applications and production of value-added products. The Company’s products are sold through Bio Solutions Franchise Corp. (“BSFC”), an unrelated company. BSFC is a sales and marketing company for environmental application products that is currently building a network of franchises to sell and service certain applications while recruiting and training qualified distributors and strategic partners for the more complicated markets. BSFC owns the exclusive marketing rights for all of BSP's environmental related products.

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

Bacteria and enzymes have provided a method to accelerate nature's own bioremediation process. In the environment, both bacteria and enzymes play a part in biodegradation. Bacteria produce the enzymes essential for biometabolism. The enzymes then do their part to ease the metabolic reactions. The live microbes in these treatments actually eat the grease or other waste. These microbes continue to devour the grease or other waste as long as treatment is continued. These solutions are: cost-effective; environmentally friendly; low maintenance; and dependable. The solutions can: eliminate grease and fats; reduce Hydrogen Sulfide and ammonia levels; reseed bio-filters/plants; breakdown hydrocarbons; control odors; and improve sludge management. Areas in which the solutions have proved successful include: waste water treatment plants; sewer lines and lift stations; lagoons, holding tanks and aquaculture ponds; drain lines and grease traps; septic tanks, cesspools and drain fields.

            The Company believes that its products and technology are more advanced than similar products on the market. BSFC has developed a franchise program to expand the end users to whom BSM’s products are ultimately sold.

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
---------------------------------------------------------------------------------------------------------------------------------------------------------------------- Acquaculture
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

BSFC plans to expand the sale of BSM’s products using franchising as its distribution approach. BSFC’s market position is best examined by reference to some of its direct franchising competitors. The following two (2) competitors claim they will have between thirty percent (30%) and one hundred percent (100%) growth in the number of franchises over the next year.

Direct franchise competitor, BioLogix® Systems Corporation, based in St. Louis, Missouri, claims to be a leader in the rapidly growing biotechnology and environmental service industry, widely known as "first" in innovation for waste (grease) elimination. Founded in 1989, this competitor currently had thirty-five (35) employees and revenue was $5 million in 1999 fiscal year and had nineteen (19) franchisees in twelve (12) states. BioLogix projects growth of twenty-two (22) more franchises in the next twelve (12) months.

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

FRANCHISE & SALES PROGRAM

BSFC was established in 1998 to market and sell environmental products and services. BSFC’s home office is located in Hattiesburg, Mississippi. In 1998, BSFC signed an agreement with Bio Solutions International (of which BSP was a division until March, 2004) to market and sell all of BSM's products on an exclusive basis. The products manufactured by BSP proved superior to other products on the market for targeting specific applications. BSP's ability to customize products for specific applications proved invaluable to BSFC's hands-on service approach to the market.

The franchise program is designed to be a comprehensive service using Company’s products for the treatment and prevention of:

A. Grease and related problems associated with the build up of grease and organics in grease traps, drain lines and toilets in cooking establishments such as restaurants, schools and nursing homes. The franchise is simply replacing the cost of pumping the grease traps and snaking the drain lines. The cost of treating the grease traps and drain lines with the Company’s products is normally much less than the conventional pumping and snaking method. The cost savings, elimination of the foul odors through accelerated bacteria decomposition, and the opportunity for the client to participate in the conservation of our environment offers little (if any) resistance to the sale. The Company treatment service has proved so successful the franchisee is able to guarantee the owner or manager that in the event there is a need to pump, he (the franchisee) will absorb the cost.

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

The Company’s bacteria has proven to be a very cost effective method of controlling odors and eliminating sewage waste associated with the treatment plants and maintaining the lift stations. This affords the franchisee an opportunity to work with the municipalities to address these problems and create a favorable environment to promote the use of these products for the restaurants, schools, nursing homes and other cooking establishments. The franchisee earns his income through the sale of products and the sale of his services that include the use of the Company’s products. The franchisee buys his products from BSFC.

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

INTELLECTUAL PROPERTY

                The Company’s products, formulas and processes are proprietary and owned it. The Company’s employees associated with and involved in any part of the research/manufacturing process have signed non-disclosure/confidentiality agreements in order to prohibit them from using any part of the technology developed and owned by the Company.

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

PERSONNEL.

As of October 31, 2005, the Company had seven employees. Neither of the officers received compensation of any kind. The employees are not represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company’s principal place of business is located at 1161 James Street, Hattiesburg, Mississippi, 39401, which it leases, by assignment from BSII, from an entity controlled by related parties. The lease will expire on April 30, 2007 with an annual rental of $36,000. The leased premises are approximately 12,000 square feet of usable space. The Company uses the space both as its corporate headquarters and to manufacture and distribute its products. The term of the lease is for a period of five years. The Company owns no real property and its personal property consists of furniture, fixtures and equipment with a book value of $301,431 on October 31, 2005.

ITEM 3. LEGAL PROCEEDINGS.

                 During the fiscal year ended October 31, 2003, the predecessor company (whose operations and results are not reflected in the operations of the Company), Arnold Sock and Martin Becker were defendants in litigation that had been filed by William Eisen and William Brown in Los Angeles County Superior Court on June 27, 2001. The plaintiffs alleged that they were entitled to a finder's fee in the amount of $250,000 from the defendants in connection with the Company's acquisition of SSET The litigation was settled in November 2003 by the Company's payment of $5,000 in cash and the issuance of 14,000 shares of common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to security holders during the fiscal year ended October 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION. The Company's common stock is quoted on the OTC Bulletin Board under the symbol "BSLM." The following table sets forth the quarterly high and low bids for the Company's common stock as reported by the OTC Bulletin Board for the past two fiscal years:

Fiscal Year 2004	High*	Low*

First Quarter	$2.00	$1.35
Second Quarter	$2.40	$0.80
Third Quarter	$3.40	$0.80
Fourth Quarter	$2.30	$0.80

Fiscal year 2005

First Quarter	$2.20	$0.63
Second Quarter	$2.41	$1.06
Third Quarter	$1.34	$0.19
Fourth Quarter	$0.95	$0.26

* These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

SHAREHOLDERS. As of February 9, 2006, there were 1572 holders of record of the Company's common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES.

              A resolution adopted on August 27, 2005, provided for the issue of 25,000 shares of restricted common stock to CA Reddy on joining the Company’s Technical Advisory Board and the issue of 25,000 shares per quarter, until a total of 100,000 additional shares are issued to him. In accordance with the resolution, an additional 25,000 shares were issued to him on December 15, 2005.

In August 2005, the Company authorized the issue of 60,000 shares of the Company’s restricted common stock to Elliot Bates for services rendered by him in connection with leasehold improvements to the Company’s facility. These shares were issued December 15, 2005.

In January 2006, an additional 25,000 shares of restricted common stock were authorized to be issued to CA Reddy for his agreeing to become a member of the Company’s Technical Advisory Board. These shares have not yet been issued.

In January, 2006, the Company authorized the issue of 50,000 shares of its restricted common stock to each of its directors as compensation for services provided by them during the fiscal year ended October 31, 2005. A total of 200,000 shares will be issued. These shares have not yet been issued.

In January 2006, the Company authorized the issue of 100,000 shares of its restricted common stock to each of its officers as compensation for services rendered by them during the fiscal year ended October 31, 2005. A total of 200,000 shares will be issued. These shares have not yet been issued.

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

QUALIFIED REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS. The Company's independent accountant has qualified his report, stating that the audited financial statements of the Company for the fiscal year ended October 31, 2004 and 2005 have been prepared assuming the Company will continue as a going concern. The independent accountant notes that the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations, as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

RESULTS OF CONTINUING OPERATIONS FOR THE FISCAL YEARS ENDED October 31, 2005 AND October 31, 2004.

REVENUES. Revenues from continuing operations for the fiscal year ended October 31, 2005 were $ 206,085 and for the fiscal year ended October 31, 2004 were $191,372.The increase of $ 14,713, or 8% is due to increased product and service revenues.

COST OF REVENUES. Cost of revenue from continuing operations was $ 136,250 for the fiscal year ended October 31, 2005, a decrease of $ 4,799, or 3%, from the $141,029 for the fiscal year ended October 31, 2004.

GROSS PROFIT. The gross profit from continuing operations for the fiscal year ended October 31, 2005 was $ 69,836 and $50,343 for the fiscal year ended October 31, 2004. The increase of $ 19,493, or 39% is largely due to increased product and service revenues and decreased cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The expenses for fiscal year ended October 31, 2005 were $1,071,734 The Company's expenses increased by $415,803, up 63% during the fiscal year ended October 31, 2005, compared to 2004 levels of $655,931. The Company's higher expenses relative to increased operations and increased expenses related to being a public company.

NET LOSSES FROM CONTINUING OPERATIONS. The Company had a net loss of $1,024,683 for the year ended October 31, 2005, as compared to $635,795 for the fiscal year ended October 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES. As of October 31, 2005, the Company had cash of $ 982, and total current assets of $ 72,332 and total assets of $ 423,430. The Company's current and total liabilities were $1,256,383 as of October 31, 2005. Net funds for the year were provided by stock issued for services, $77,925, sale of common stock of $287,450, net loans of $528,018. Funds were used for the net loss (excluding depreciation and amortization) of $828,326, reduction in payables and accruals, $89,849 and higher accounts receivable of $48,682.

For the year ended October 31, 2004, the $31,472 increase in net funds were provided by sale of common stock $375,000, net loans, $783,888 and increases in payable and accruals of $151,740. Funds were used for net loss (excluding amortization and depreciation) of $514,059 and expenses for the acquisition and related costs of $734,339.

ITEM 7. FINANCIAL STATEMENTS.

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive, Suite 226
Coral Springs, Florida 33071

                            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hattiesburg, Mississippi

We have audited the accompanying balance sheet of Bio Solutions Manufacturing, Inc. s of October 31,2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended October 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio Solutions Manufacturing Inc. as of October 31, 2005 and the results of their operations and their cash flows for the years ended October 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12, the Company is experiencing difficulty in generating sufficient cash flow to meet its capital requirements and sustain operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAUM & COMPANY, P.A.
BAUM & COMPANY, P.A.
Coral Springs, Florida
February 16 2006

Bio Solutions Manufacturing Inc.
Consolidated Balance Sheet
October 31, 2005

ASSETS

CURRENT ASSETS
Cash	$982
Accounts Receivable-Affiliated Party	48,682
Inventory	17,333
Prepaid Expenses	5,335

Total current assets	72,332

PROPERTY AND EQUIPMENT (Net of accumulated depreciation of $ 174,115)	306,431

OTHER NON-CURRENT ASSETS
Product Formulation ( Net of $ 208,333 amortization)	41,667
Security Deposit	3,000
Total non-current assets	44,667

Total assets	$423,430

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and Accruals	$375,473
Loans Payable	131,205
Loan Payable -Related Party	749,705

Total Current Liabilities	1,256,383

Total Liabilities	1,256,383

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred Stock, no par value, 10,000,000 authorized,
none issued and outstanding	-
Common stock $0.001 par value, 100,000,000 authorized,
16,899,228 shares issued and outstanding	16,899
Additional paid in capital	1,383,654
Accumulated Deficit	(2,233,506)

Total stockholders' equity (deficit)	(832,953)

Total liabilities and stockholders' equity	$423,430

The accompanying notes are an integral part of the financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statement of Operations
For the Years ending October 31, 2005 and 2004

	2005	2004

REVENUES
Sales of franchises	$-	$12,501
Product and service sales	206,085	178,871

Total revenues	206,085	191,372

COST OF GOODS SOLD	136,250	141,029

Gross profit	69,836	50,343

OPERATING EXPENSES	1,071,734	655,931

Total operating expenses	1,071,734	655,931

Net income (loss) before other income (expenses) and
provision for income taxes	(1,001,898)	(605,588)

OTHER INCOME (EXPENSE)
Interest income/(expense)	(22,784)	(30,207)

Total other income (expense)	(22,784)	(30,207)

Net income (loss) before provision for income taxes	(1,024,683)	(635,795)

Provision for income taxes	-	-

Net income (loss)-Continuing Operations	(1,024,683)	(635,795)

(LOSS) FROM DISCONTINUED OPERATIONS	-	(20,756)

Net income (loss)-Continuing Operations	$(1,024,683)	$(656,551)

Net income (loss) per weighted average share-continuing operations	($0.06)	($0.05)
Net income (loss) per weighted average share-discontinued operations	$0.00	($0.00)
Weighted average number of shares	16,315,089	14,001,287

The accompanying notes are an integral part of the financial statements.

Bio Solutions Manufacturing Inc
Consolidated Statement of Stockholders' Equity

				Paid in Capital	Accumulated	Total
	Number of	Common	Preferred	in Excess	Deficit	Stockholders'
	Shares	Stock	Stock	of Par		Equity
BALANCE, October 31, 2003
	13,645,243	$ 13,645	$ -	$ 130,537	$ (573,028)	$ (428,846)

March 2004 common stock sold for $300.000	150,000	150		299,850		300,000

April 2004 $ 300,000 debt converted to 500,000 shares	500,000	500		124,500		125,000

July 2004 $ 5,000 debt converted to 20,000 shares	20,000	20		4,980		5,000
	-	-		-		-
October 2004 common stock sold for $75,000	150,000	150		74,850		75,000

Divestment of discontinued operations					20,756	20,756
Net loss for the year ending October 31, 2004
					(656,551)	(656,551)
	---------------	------------	------------	------------	--------------	--------------
BALANCE, October 31, 2004	14,465,243	$ 14,465	$ -	$ 634,717	$ (1,208,823)	$ (559,641)

In November 2004, debt of $ 75,000 was converted into 300,000 shares of common stock.	300,000	300		74,700		75,000

In November 2004, 100,000 shares of common stock were issued for $ 50,000.	100,000	100		49,900		50,000

In December 2004, 1,243,985 shares of common stock were converted from debt of $ 310,996.	1,243,985	1,244		309,752		310,996

In December 2004, 150,000 shares of common stock was issued for $ 75,000.	150,000	150		74,850		75,000

In January 2005, 325,000 shares of common stock was issued for $ 155,000.	325,000	325		154,675		155,000

In May 2005, 25,000 shares of common stock was issued for services worth $ 14,375.	25,000	25		16,250		16,275

In June 2005, 40,000 shares of common stock was issued for services worth $ 9,840.	40,000	40		9,800		9,840

In July 2005, 165,000 shares of common stock was issued for services worth $ 33,990.	165,000	165		33,825		33,990

In August 2005, 60,000 shares of common stock was issued for services worth $ 17,820.	60,000	60		17,760		17,820

In September 25,000 shares of common stock were issued for $7,450.	25,000	25		7,425		7,450
Net loss for the year ending October 31, 2005
					(1,024,683)
						0

BALANCE, October 31, 2005	16,899,228	16,899	-	1,383,654	(2,233,506)	191,730

The accompanying notes are an integral part of the financial statements.

Bio Solutions Manufacturing Inc.
Statement of Cash Flows
For the Years ending October 31, 2005 and 2004
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,024,683)	$(656,551)

Adjustments to reconcile net income (loss) to net
cash provided (used) by operations:
Common stock issued for services	77,925	-
Loss from Discontiued Operations	-	20,756
Depreciation and amortization	196,357	142,452

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(48,682)	4,323
(Increase) decrease in inventory	7,871	16,764
(Increase) decrease in prepaid expenses	(5,335)	-
Increase (decrease) in accounts payable and other accruals	(89,849)	151,740
Increase (decrease) in accrued interest	-	-
Increase/(decrease) in security deposits	-	(3,000)
Net cash provided (used) by operating activities	(886,396)	(323,516)

CASH FLOW FROM INVESTING ACTIVITIES:
Expenses and cash used for acquistion	-	(734,339)
Purchase of fixed assets	-	(64,574)
Net cash provided (used) by investing activities	-	(798,913)

CASH FLOW FROM FINANCING ACTIVITIES:
Sale of common stock	287,450	375,000
Payments of loans-other	(55,000)	(45,000)
Proceeds from loans	583,018	828,888
Bank overdraft	4,987	(4,987)
Net cash provided (used) by financing activities	820,455	1,153,901

Net increase (decrease) in cash	(65,941)	31,472

CASH - BEGINNING	66,923	35,451

CASH - ENDING	$982	$66,923

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-
Stock issued to retire debt	$385,996	$-

In Nov. & Dec. 2004, 1,543,985 shares of common stock were issued for debt conversion of $ 385,996.
In November 2004, 100,000 shares of common stock were issued for $ 50,000.
In December 2004, 150,000 shares of common stock were issued for $ 75,000.
In January 2005, 325,000 shares of common stock were issued for $ 155,000.
In 2005, 290,000 shares of common stock were issued for services valued at $ 77,925.

The accompanying notes are an integral part of the financial statements.

BIO SOLUTIONS MANUFACTURING, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005

Note 1 - Summary of Significant Accounting Policies

Nature of Business and History of Company

Bio Solutions Manufacturing, Inc., ("BSM") (formerly named Single Source Financial Services Corporation until May 2, 2004) was incorporated in New York on September 19, 1994 under the name Ream Printing Paper Corp. In November 2000, the Company acquired Single Source Electronic Transactions, Inc. ("SSET"). In March 1, 2004, it acquired Bio Solutions Production, Inc, (Production), formerly named Bio Solutions Manufacturing, Inc. a former manufacturing division of Bio Solutions International, Inc.

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

The accounting presentation reflects that Production as the acquiring entity, having been merged into the reporting company of SSET. The equity of SSET has been eliminated in consolidation, and all acquisition adjustments are reflective of Production

Basis of Accounting

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

The Company depreciates its property and equipment under the straight-line method as follows:

      Furniture                5 years
                  Office equipment                                  5 years
                  Machinery and equipment                 5 years
                  Leasehold improvements                   10 years

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," by allowing a probability weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company has adopted this standard and its adoption had no significant effect on the Company's financial statements.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2005. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Revenue Recognition

Revenue is recognized upon product shipment FOB.

Principles of Consolidation

The consolidated financial statements include the accounts of Bio Solutions Manufacturing, Inc. and its wholly owned subsidiaries Single Source Electronic Transactions, Inc. and Bio-Solutions Production Inc. All material inter-company accounts and transactions have been eliminated.

Concentration of Risk

The only customer for its products is Bio Solution Franchise Corp., which resells product primarily to its franchisees.

Note 2 - Loans Receivable and Payable - Discontinued operations

The Company in accordance with the reorganization agreement merged with the predecessor company SSFS. As per the reorganization agreement, all previously existing loans receivable and payable were assumed by SSET and SSET was sold to the former control shareholders for $1.

Note 3 - Property and Equipment

Depreciation charged to operations was $71,357

At October 31, 2005 property and equipment consisted of the following:

                  Office furniture and equipment                                        $ 25,000
                  Machinery and equipment                                                 205,546
                  Leasehold improvements                                                   250,000
                                                                                                              ------------
                                                                                                                 480,546
Accumulated Depreciation                                                                (174,115)
                                                                                                              ------------
Net Property and Equipment                                                            $ 306,431
                                                                                                              ------------
Note 4 - Loan Payable

Related Parties

As of October 31, 2005, the Company has a balance due a related party of $749,705. The loan is currently non interest bearing, and has no maturity. Part of this loan is being repaid via product shipments. This loan is subject to the terms of a debt conversion agreement that the total outstanding balance, including prior accrued interest, is convertible into shares of common stock at a conversion price of $.25 per share at the option of the loan holder.

Loans Payable -

As of October 31, 2005, the Company has loans payable of $76,205 that are non-interest bearing, has no maturity and is not collateralized.

As a result of the asset purchase agreement dated March 18, 2004, a loan payable due to "BSII" was incurred for the unpaid balance of $100,000. The balance as of October 31, 2005 was $55,000. This unpaid balance is unsecured and non-interest bearing and is being repaid via product shipments.

Note 5 - Product Formula

The Company as a result of the acquisition of manufacturing assets of Bio-Solutions International, Inc. had a step in value of its capitalized product formulas. Upon inception of the Company, a value of $50,000 was assigned to these assets as a result of a purchase from the outside party exclusively producing the product. Over the years, various costs for research and developments have been expensed to operations. Additionally, many new reformulations of the product have occurred and new products have been developed. As a result of the reorganization in March 2004, based on the consideration a value of $250,000 was assigned to the product formulation. It has been ascertained, that the stated value of $250,000 for the product formulation will be amortized over two years. The amortization for the year ending October 31, 2005 was $125,000.

Note 6 - Discontinued Operations

As indicated above, the Company transferred the residual stream of merchant accounts to the former owner of SSET. The Company accounted for this transaction as a disposal of a segment of its operations. Losses from discontinued operations for the year ended October 31, 2004 and 2005 was $ (20,756) and $0, respectively.

Note 7 - Stockholders' Equity

Preferred Stock:

As of October 31, 2005, the Company had authorized 10,000,000 shares of preferred stock. There were no shares issued or outstanding.

The holders of preferred stock have certain preferential rights over the holders of the Company's common shares. Dividend features or voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Common Stock

As of October 31, 2005, the Company had authorized 100,000,000 shares of common stock of which 16,889,228 are issued and outstanding. The company was formerly the manufacturing division of "BSII". The assets and related assumed liabilities as a result of this acquisition of the manufacturing division formed the basis of the company's initial balance sheet along with the SSFS reorganization.

The holders of the Company's common stock are entitled to one vote per share of common stock held.

In March 1, 2004, 12,645,000 shares of common stock were issued for all of the common stock of Bio Solutions Production, Inc. ("Production"), formerly named Bio Solutions Manufacturing, Inc., a former division of Bio Solutions International, Inc. The Company replaced the warrants of "Production", with its warrants, expiring on January 31, 2007 to purchase the same number of the Company's common stock of 450,000 shares with similar terms.

As part of the stock exchange, shareholders invested $667,600 in cash in "Production."

In March 2004, the company sold 150,000 shares of common stock for $2.00 per share and received $300,000. This was subsequently amended in July 2005, to $0.50 per share, and the $225,000 modification was recorded as a loan payable. This loan was assigned to a related party.

On April 7, 2004 $125,000 of debt was converted to 500,000 shares of common stock. On July 29, 2004, $5,000 of debt was converted to 20,000 shares of common stock.

The Company issued 14,000 shares of its common stock in consideration for the settlement of a lawsuit that were valued at $14,000. See Note 11 for further details.

In July 2004, the Company converted $5000 of debt into 20,000 shares.

In October 2004, the Company sold 150,000 shares for $75,000.

In November 2004, the Company converted $125,000 of debt into 400,000 shares.

In December 2004, the Company converted $341,600 of debt into 1,243,985 shares.

In December 2004, the Company sold 150,000 shares for $75,000.

In January 2005, the Company sold 325,000 shares for $155,000.

In May 2005, the Company issued 25,000 shares of stock for services valued at $16,275.

In June 2005, the Company issued 125,000 shares of restricted stock to three consultants for future services. Due to lack of performance by the consultants, the stock was rescinded in January 2006.

In July 2005, the Company issued 205,000 shares of stock for services valued at $$43,830.

In August 2005, the Company issued 60,000 shares of stock for services valued at $17,820. The Company also issued 400,000 shares of S-8 stock for services that was rescinded and reissued in January 2006 when technical deficiencies in the S-8 authorization were corrected. An additional issuance of 150,000 shares of restricted stock issued in August 2005 for future services was rescinded in January 2006 when it was determined by the Board that the consultant was not performing the services.

In September 2005, the Company issued 25,000 shares of stock for services valued at $7450.

All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the respective stock issuance or the value of consideration received, whichever is more readily determinable. The market value has been determined by the Board to be 50% of the average closing price in the preceding five trading day for restricted stock and the average of the preceding five trading days for “free trading” stock, unless the amount of shares issued is greater than 0.5% of the company’s outstanding shares, as reported in the previous quarter’s SEC filings, then a discount of 20% is recognized.

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

In August 2005, the number of shares was increased by 3,000,000 and 400,000 shares were issued under the plan. In January 2006, the 3,000,000 increase was reaffirmed and ratified by the Board when technical deficiencies were corrected in the S-8 authorization. As of October 31, 2005, the total authorization is 3,030,000 shares, 23,950 shares have been issued and no options have been granted.

Note 10 - Income Taxes

The provisions for income taxes for the year ended October 31, 2005 consisted of the following:

Provision (benefit) for income taxes                              $ 379,133
at statutory federal rate,
Valuation Allowance                                                        (379,133)
                                                                                                ---------
Net Income Tax Provision                                               $           -
                                                                                       =========

The reported provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% to the loss before income taxes as follows:

                                                                                         October 31, 2005
                                                                                           -------------------
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
                                                                                                    ======

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

At October 31, 2005 the Company has unused net operating losses of approximately $1,681,000 (which begin expiring in 2019) that may be applied, against future taxable income.

Note 11 -Lease Commitments

Effective March 1, 2004, the Company has assumed (from Bio Solutions International, Inc.) the net, net, lease for the office and warehouse facilities at its Bio Solutions Production, Inc. subsidiary for a term expiring in May 2007. Rent expense for the year ending October 31, 2005 was $50,993 which includes the real estate taxes required to be paid by BSM in addition to the base rent. Future minimum annual rentals are: 2006 $ 36,000 and 2007 $12,000. The leased facilities are owned by individuals that are considered related parties. It is ascertained that the Company is paying rent below the fair market value of real estate in its geographic area.

Note 12 -Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the year ended October 31, 2005 the Company has incurred net losses of $ 1,024,683 and has accumulated losses of $ 2,233,506. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company's product. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company's inability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 13- Stock Warrants

As part of the cost of capital and loan acquisition, the company issued in the year ending October 31, 2005, 175,000 warrants at an average exercise price of $.86, expiring two years from issuance.

As required by Statement of Financial Accounting Standards (ASFAS@) 123, pro-forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options and non employee warrants under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have not vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company=s stock warrants have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management=s opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. Management believes that a reasonable value is $.01 per warrant. The charge for warrants issued as part of the capital acquisition in the year ending October 31, 2005 would increase the loss by $ 1,750 or $ .00 per share for warrants valued at $.01 per warrant.

A summary of the Company=s warrants issued as of October 31, 2004 and 2005, and changes during the years then ended is presented below:

                                                                                        Year Ended October 31,
                                                                                        2004                           2005
                                                                                           ----------------------------
                                                                                    Weighted                     Weighted
                                                                                    Average                        Average
                                                                                    Exercise                         Exercise
                                                                 Shares       Price            Shares       Price
---------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of Year                  --     $ ---                450,000    $ 1.50
Granted                                                        450,000    1.50              175,000         .86
Exercised                                                           --         --                        --             --
Forfeited/Expired                                             --         --                        --             --
                                                                     ----------    ------             ----------     -------
Outstanding at end of Year                     450,000   $ 1.50              625,000    $ 1.32
                                                             =========   =====       ========  ======

Note 14-Recent Accounting Pronouncements

The FASB recently issued the following statements:

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and have accounted for all awards granted to employees in recent years using the fair value recognition method. Accordingly we believe SFAS No. 123(R) will not have a material impact on financial statements.

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

Name	Age	Position
David S. Bennett	66	President and Director
Patricia Spreitzer	51	Chief Financial Officer, Secretary and Director
Robert J. Knorr, Jr		Director
Michael O’Gorman		Director

DAVID S. BENNETT is the President/CEO of Bio-Solutions Manufacturing, Inc. Mr. Bennett has over 25 years experience in direct sales and channel partnerships, including IBM, Oracle and Sun Microsystems. Most recently, he has acted as senior business development consultant for a number of specialty start-up firms. He was Vice President and Head of North American Sales for OM Technology, Inc., a European firm. He has generated over $50 million in software license revenues from treasury and derivative applications from over

30 banks and major financial institutions. From 1991 through 1997, as Head of Sales for TCAM, a North American firm specializing in order management and equities trading, Mr. Bennett brought the firm into the top 5% of software firms in the United States, based upon both license and service bureau revenue streams. He has both graduate and post graduate degrees in Economics and Education from Southampton University, U.K.

  PATRICIA SPREITZER During the period from 2001 through 2003, Ms. Spreitzer had been employed as the assistant project controller for a publicly owned international general contractor. Prior and subsequent to such employment, she has been and is currently employed as an office manager responsible for all administrative functions including accounts receivable and accounts payable and payroll.

ROBERT J. KNORR, JR. has more than 40 years experience in various aspects of corporate and international marketing and finance. From 1968 until 1990, he was employed by Johnson and Johnson or its subsidiaries in various positions ranging from cost controller of a subsidiary to Vice-President of Finance for the Professional Sector of the Company. While employed by Johnson and Johnson, his responsibilities included the installation of a new standard cost system and provided the manufacturing departments with new and upgraded systems to better monitor operations, providing support to marketing in all aspects of finance, coordination of financial activities for 15 consumer and industrial companies, Chief Financial Officer of a 500 million dollar consumer products company where he directed all financial and information technology and established major cost improvement programs throughout the company generating at least 20 million dollars per year in savings and the negotiation of joint ventures in Russia and served as a consultant to the Vice Chairman for the professional sector. Since 1990, Mr. Knorr, as a partner in Prism Consulting, has established a consulting company, found a new partner for Wrigley in Hungary and assisted other companies in the development of their business plans.

               MICHAEL O’GORMAN received his Bachelor of Science in Organic Chemistry degree in August of 1976 from St. Peter’’s College, and completed his MBA in International Finance in August of 1979 from Fairleigh Dickenson University, Graduate School of Business, Madison, New Jersey. He also received his Juris Doctor in 1982 from University of Connecticut at Bridgeport School of Law. For more than twenty years, he has provided legal, business and financial consulting services to numerous domestic and international companies. Mr. O’Gorman founded and incorporated EDS International, Inc.( Enviro Dynamic Systems, Inc.)(EDSI) in 2002. The company designs and builds co-generation plants and incorporates unique and proprietary state-of-art designed ancillary profit centers of aquiculture and hydroponics farming utilizing the co-generation plant’s excess thermal energy.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934. Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's directors and executive officers and persons who beneficially own more than ten percent of the Company's common stock file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of their common stock. Such executive officers, directors and significant shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports that they file. To the Company's knowledge, based solely on a review of such reports and any amendments thereto furnished to the Company during or with respect to the fiscal year ended October 31, 2005, during such fiscal year none of such persons has failed to file on a timely basis any required Section 16(a) report.

CODE OF ETHICS. The Company does not intend to adopt a Code of Ethics until such time as its operations have increased from the current minimal levels and additional senior management personnel have been retained.

ITEM 10. EXECUTIVE COMPENSATION.

                EXECUTIVE OFFICERS AND DIRECTORS. None of the Company's officers are parties to employment agreements or other compensation arrangements with the Company. Compensation of $18,500 was paid to each of them during the last fiscal year. The directors did not receive any compensation of any kind from the Company for services provided during the last fiscal year. In January, 2006 the Company approved the issue of 100,000 shares of restricted common stock to each of the officers and 50,000 shares of restricted common stock to each of the directors for services provided by them during the last fiscal year. These shares have not yet been issued.

BOARD COMPENSATION. Directors of the Company receive compensation of $9,250 each for services provided as a director; they are also entitled to reimbursement for their travel expenses. The Company does not pay any amount for committee participation or special assignments of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

CERTAIN BENEFICIAL OWNERS. The following table sets forth the beneficial ownership of the Company's common stock (the Company's only class of voting stock) as of October 31, 2005 as to (i) each person or entity who is known by the Company to own beneficially more than five percent of the Company's common stock, (ii) the Company's directors and (iii) all directors and executive officers as a group.

	Number of
	Shares
	Beneficially	Percentage of
Beneficial Owner	Owned (1)	Class(2)

Bio Solutions Franchise Corp. (3)	1,101,055	6.52%
Environmental Services of Mississippi, LLC (4)	1,600,000	9.47%
Krish V. Reddy (5)	1,000,000	5.92%
Sterling Sound, LLC (6)	2,500,000	14.79%
Louis H. Elwell, III (7)	1,419,247	8.40%
N. Wayne Wade (8)	1,419,267	8.40%

All Directors and executive officers as a group (four persons) (9)	82,000	0.49%

(1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or similar rights held by that person that are exercisable on or before October 31, 2005 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Based on 16,899,228 shares of common stock outstanding.

(3) Address is 1161 James Street, Hattiesburg, Mississippi 39401

(4) Address is PO Box 16133, Hattiesburg, Mississippi 39403

(5) Address is 4124 W 4th Street, Hattiesburg, Mississippi 39403

(6) Address is 606 Post Road East, #608, Westport, Connecticut 06880

(7) Address is P.O. Box 506, Long Branch, NJ 07764. Consists of 1,065,320 shares owned directly, 353,927 shares owned beneficially by Innovative Industries.

(8) Address is 1161 James Street, Hattiesburg, MS 39401. Consists of 585,340 shares owned directly, 480,000 shares owned beneficially as a member of Wades Farm, LLC and 353,927 shares owned beneficially by Innovative Industries.

(9) Consists of David S. Bennett, Patricia M. Spreitzer, Robert J. Knorr, Jr. and Michael O’Gorman. In January, 2006, the Company authorized the issue of 100,000 shares of its restricted common stock to each of its officers and 50,000 shares of restricted common stock to each of its directors as compensation for services provided by them during the last fiscal year. These shares have not yet been issued.

EQUITY COMPENSATION PLANS. In April, 2002, the Company adopted the Single Source Financial Services Corporation 2002 Omnibus Securities Plan (the "Plan"). Under the Plan, the Company has available for issuance up to 3,000,000 shares of its common stock. The Plan was adopted to provide equity awards to (i) selected employees, directors and consultants of the Company in order to provide an opportunity to acquire a proprietary interest in the success of the Company, or to increase such interest, and to encourage those persons to remain in the employ of the Company and (ii) help attract new employees with outstanding qualifications. Under the Plan, the Company can make direct awards in the form of restricted shares of common stock or grant options to acquire those shares (which may constitute incentive stock options or non-statutory stock options). Of the 3,000,000 shares available for issuance under the Plan, 2,145,000 of those shares have previously been issued (although the issuance 250,000 of those shares was later cancelled). As a result of the 1 to 100 reverse split of the Company’s common stock, in October, 2003, only 6,050 shares remained available under the Plan. An amendment to the Plan was filed in August, 2005, which restored the number of shares authorized under the Plan to 3,000,000 shares. In August 2005, 400,000 shares were issued as compensation for professional services rendered to the Company and in January, 2006, 500,000 shares were issued to a consultant under the terms of a Consulting Agreement and 89,495 for professional services. In January, 2006, the 3,000,000 share increase was reaffirmed and ratified by the Board of Directors wen technical deficiencies were corrected in the S-8 authorization. There are no outstanding warrants, warrants or other rights with respect to the issuance of any shares under the Plan. Neither the Company nor any of its subsidiaries (i) has issued any shares of the Company under any other equity compensation plan, including any individual compensation arrangement or (ii) currently has any shares of the Company authorized for issuance under any other equity compensation plan, including any individual compensation arrangement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the period from April, 2004 through December, 2004, the Company, under the terms of a Debt Conversion Agreement converted debt and accrued interest totaling $516,000 into 2,063,985 shares of common stock. The debt was incurred by the Company between October, 2001 and March 2002. The original creditor assigned her debt to unrelated third parties who subsequently converted the debt. At the time of each conversion, the debt converted had been held for more than two years, by an unaffiliated party. In reliance on the provisions of Rule 144, the shares were issued without restriction. The original creditor is an aunt of Tarun Mendiratta, president of Bio Solutions of Nevada, Inc., a franchisee of Bio Solutions Franchise Corp., the exclusive sales agent of the company’s products. Mr. Mendiratta provides advice and substantial support to the Company on an uncompensated basis and with his wife is the owner of a twenty percent membership interest in Sterling Sound, LLC, an affiliate of the company. Under the Limited Liability Company Operating Agreement, an unrelated third party is the managing member, with full control over the affairs of Sterling Sound.

The chief financial officer, who is also a director of the Company, is employed by Bio Solutions of Nevada, Inc., a franchisee of Bio Solutions Franchise Corp. Bio Solutions of Nevada, Inc.’s relationship to the Company is described above.

On July 7, 2005, the Company entered into agreements with two related parties under the terms of which the creditors agreed to convert debt owed to them, totaling $220,000 into the Company’s Common Stock at the lesser of $0.25 per share or 20% below the 5 day trading average of the Company’s Common Stock for each dollar advanced plus interest at the rate of 7½% per year from the date of the advance to the date of conversion.

The Company entered into an Agreement with a creditor on July 12 , 2005, to accept $225,000 of the Company’s product in repayment of the amount owed to it. The creditor assigned its right to receive the product to a franchisee of Bio Solutions Franchise Corp., the company that has the exclusive right to sell the company’s products. Under the terms of the Agreement, the amount due will be repaid in product to be selected by the franchisee in amounts not to exceed one-twelfth of the amount owed per month. The purchase price, which shall be the same price as product is sold to other franchisees, shall be paid by the Company to Bio Solutions Franchise Corp. either as a credit or as product. The price to be charged to Bio Solutions Franchise Corp. for the product shall be the same transfer price for the products paid by Bio Solutions Franchise corp. for products sold to other franchisees and shall be applied as an offset to the amount owed by Bio Solutions Manufacturing to Bio Solutions Franchise Corp. for product sold under the Agreement.

On July 12, 2005, the Company entered into an agreement with a related party, who is also the owner of the franchise that will purchase the Company’s product under the Agreement referred to in the preceding paragraph, under the terms of which $57,500 of debt of the Company will be repaid in the Company’s product under the same terms as set forth in the preceding paragraph.

                Three individuals who are beneficial owners of the Company’s stock provide informal advice to the Company. Tarun Mendiratta provides business, sales, investor relations and public relations consulting and fund raising services. The Company entered into a consulting agreement with Mr. Mendiratta for business strategy consulting and franchise promotion under the terms of which he received 500,000 shares of the Company’s common stock under the 2002 Omnibus Securities Plan, described above. N. Wayne Wade provides management consulting services in connection with the daily operation of the company’s plant and the marketing of the company’s products. Louis H. Elwell, III, provides administrative and marketing services to the Company. To date, there is no formal agreement for compensation. It is anticipated that one will be entered into.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
(a) Exhibits and Exhibit Index.
Exhibit No.	Description
-----------	--------------------------------------------------------
3.1	Certificate of Incorporation, as amended, of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Single Source Financial Services Corporation 2002 Omnibus Securities Plan (the "Plan") (2)
4.2	Form of Incentive Stock Option Agreement relating to options granted under the Plan (2)
4.3	Form of Non Statutory Stock Option Agreement relating to options granted under the Plan (2)
4.4	Form of Common Stock Purchase Agreement relating to restricted stock granted under the Plan (2)
10.1	Agreement between the Company and Sabita Dhingra dated October 3, 2001(3)
10.2	Agreement between the Company and Onkar Holdings, Inc. dated October 3, 2001(3) 10.3
Agreement between the Company and Ardele (International) dated October 3, 2001(3) 10.4
Agreement between the Company and Sabaco Investment Advisors dated October 3, 2001(3)
10.5	Restated Letter of Intent dated April 29, 2002 by and between the Company, MBBRAMAR, INC. and CardReady International, Inc. (4)
10.6	Notice of Exercise of Option dated April 29, 2002 (4)
Reorganization and Stock Purchase Agreement between the Company and Bio Solutions Production, Inc. (5)
21	Subsidiaries of the Company
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15e of the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15e of the Exchange Act
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of2002.
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(2) Incorporated by reference from Company's Registration Statement on Form S-8 filed with the Commission on April 19, 2002 (File No. 333-86634).
(3)Incorporated by reference from Company's Registration Statement on Form S-8 filed with the Commission on October 9, 2001 (File No. 33-71222).
(4) Incorporated by reference from Company's Report on Form 8-K dated April 29, 2002 (File No. 0-33229).
(5) Incorporated by reference from Company's Report on Form 8-K filed April 2, 2004 (File No. 0471390).
(6) Incorporated by reference from Company’s Report on Form 8-K, filed September 1, 2004 pursuant to Item 8

(7) Incorporated by reference from Company’s Report on form 8-K, filed October 27, 2004 pursuant to Item 5.02
(8) Incorporated by reference from Company’s Report on Frm 8-K, filed January 11, 2005 pursuant to Item 5.02
(9) Incorporated by reference from Company’s Report on Frm 8-K, filed January 11, 2005 pursuant to Item 5.02 and 9.01
(10) Incorporated by reference from Company’s Report on Form 8-K, filed March 31, 2005 pursuant to Items 1.01, 5.02 and 9.01
(11) Incorporated by reference from Company’s Report on Form 8-K/A, filed May 11, 2005 pursuant to Item 9.01
(12) Incorporated by reference from Company’s Report on Form 8-K, filed June 15, 2005 pursuant to Item 5.02
(13) Incorporated by reference from Form S-8 Registration Statement, filed August 24, 2005

(b) Reports on Form 8-K.
(1) Incorporated by reference from Company’s Report on Form 8-K, filed December 2, 2005 pursuant to Item 4.02
(2) Incorporated by reference from Company’s Report on Form 8-K/A, filed January 3, 2006 pursuant to Item 4.02

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

FEE SUMMARY. The following is a summary of the fees billed to the Company by Baum and Company, LLC, for professional services rendered for the fiscal year ended October 31, 2005:

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees

Audit Fees (1)	$20,000	$17,500
Audit-related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
TOTAL FEES	$20,000	$17,500

----------------

(1) Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Baum and Company, LLC for the fiscal year ended October 31, 2005 in connection with statutory and regulatory filings or engagements.

(2) There were no audit-related services provided in fiscal 2005 or 2004.

(3) There were no tax-related services provided in fiscal 2005 or 2004.

(4) Other than the services reported above, there were no fees for products or services incurred in fiscal 2005 or 2004.

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

BIO SOLUTIONS MANUFACTURING, INC.

Dated: March 2, 2006	By: /s/ David S. Bennett
David S. Bennett, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 2, 2006	By: /s/ Patricia M. Spreitzer
Patricia M. Spreitzer, Secretary, Chief Financial Officer, and Director

Dated: March 2, 2006	By: /s/ Robert Knorr
Robert Knorr, Director