Form 10QSB
period 2006-01-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2006-03-22
CIK 1128581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________


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



                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 31, 2006 there were 18,308,687 shares of common stock outstanding.



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



                                     PART I


ITEM 1 Financial Statements





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Balance Sheets...............................................................F-2

Statements of Operations and Comprehensive Income (Loss).....................F-3

Statement of Stockholders' Equity............................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-7

                        Bio Solutions Manufacturing Inc.
                           Consolidated Balance Sheet
                                January 31, 2006

                              ASSETS

 CURRENT ASSETS
        Cash                                                                    $           154
        Accounts Receivable-Affiliated Party                                             89,496
        Prepaid expenses                                                                  5,335
        Inventory                                                                        12,458
                                                                                ---------------
              Total current assets                                                      107,443

 PROPERTY AND EQUIPMENT (Net of accumulated depreciation of $ 94,497)                289,198.01

 OTHER NON-CURRENT ASSETS
         Product Formulation ( Net of $ 125,000 amortization)                            10,417
          Security Deposit                                                                3,000
                                                                                ---------------
              Total non-current assets                                                   13,417
                                                                                ---------------
 Total assets                                                                   $       410,058
                                                                                ===============
                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 CURRENT LIABILITIES
        Accounts Payable and Accruals                                           $       509,600
        Loans Payable - Affiliated Company
        Loans Payable                                                                   131,205
        Loan Payable -Related Party                                                     768,927
                                                                                ---------------
              Total Current Liabilities                                               1,409,733
                                                                                ---------------
 Total Liabilities                                                                    1,409,733
                                                                                ---------------
 STOCKHOLDERS' EQUITY (DEFICIENCY)
        Preferred Stock,  no par value, 10,000,000 authorized,
           none issued and outstanding                                                        -
        Common stock $0.001 par value, 100,000,000 authorized,
           14,465,243 shares  issued and outstanding                                     18,073
        Additional paid in capital                                                    1,646,045
         Accumulated Deficit                                                        (2,663,794)
                                                                                ===============
              Total stockholders' equity (deficit)                                     (999,675)
                                                                                ---------------
 Total liabilities and stockholders' equity                                     $       410,058
                                                                                ===============

       The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
                      Consolidated Statement of Operations
              For the Three Months Ending January 31, 2006 and 2005

                                                                                     2006                  2005
                                                                                --------------- ---------------
 REVENUES
        Product and service sales                                                        41,234          50,680
                                                                                --------------- ---------------

              Total revenues                                                             41,234          50,680

 COST OF GOODS SOLD                                                                      27,215          30,151
                                                                                --------------- ---------------

              Gross profit                                                               14,019          20,529

 OPERATING EXPENSES                                                                     444,307         158,911
                                                                                --------------- ---------------

              Total operating expenses                                                  444,307         158,911
                                                                                --------------- ---------------

 Net income (loss) before other income (expenses) and
 provision for income taxes                                                            (430,287)       (138,382)
                                                                                --------------- ---------------

 OTHER INCOME (EXPENSE)
        Interest  income/(expense)                                                       (9,139)              -
                                                                                --------------- ---------------

              Total other income (expense)                                               (9,139)              -
                                                                                --------------- ---------------

 Net income (loss) before provision for income taxes                                   (439,426)       (138,382)

 Provision for income taxes                                                                  -                -
                                                                                --------------- ---------------

 Net income (loss)-Continuing Operations                                               (439,426)       (138,382)

 (LOSS) FROM DISCONTINUED OPERATIONS                                                         -                -
                                                                                --------------- ---------------

 Net income (loss)-Continuing Operations                                        $      (439,426)$      (138,382)
                                                                                =============== ===============

 Net income (loss) per weighted average share-continuing operations                     ($0.03)         ($0.01)
                                                                                =============== ===============
 Net income (loss) per weighted average share-discontinued  operations                    $0.00           $0.00
                                                                                =============== ===============
 Weighted average number of shares                                                   17,103,270      15,708,069
                                                                                =============== ===============

       The accompanying notes are an integral part of the financial statements.

                         Bio Solutions Manufacturing Inc
                        Statement of Stockholders' Equity

                                                                                     Paid in                         Total
                                                Number of       Common  Preverred    Capital     Accumulated     Stockholders'
                                                 Shares          Stock   Stock      in Excess      Deficit           Equity
                                                                                     of Par
                                              ------------- ---------- ---------- ------------  ------------- -------------------
BALANCE, October 31, 2004                        14,465,243    $14,465          0     $634,717    ($1,208,823)           ($559,641)

In November 2004, debt of $ 75,000 was              300,000        300                  74,700                              75,000
converted into 300,000 shares of common
stock.

In November 2004, 100,000 shares of                 100,000        100                  49,900                              50,000
common stock were issued for $ 50,000.

In December 2004, 1,243,985 shares of             1,243,985      1,244                 309,752                             310,996
common stock were converted from debt of
$ 310,996.

In December 2004, 150,000 shares of                 150,000        150                  74,850                              75,000
common stock was issued for $ 75,000.

In January 2005, 325,000 shares of                  325,000        325                 154,675                             155,000
common stock was issued for $ 155,000.

In May 2005, 25,000 shares of common                 25,000         25                  16,250                              16,275
stock was issued for services worth $
14,375.

In June 2005, 40,000 shares of common                40,000         40                   9,800                               9,840
stock was issued for services worth $ 9,840.

In July 2005, 165,000 shares of common              165,000        165                  33,825                              33,990
stock was issued for services worth $
33,990.

In August 2005, 60,000 shares of common              60,000         60                  17,760                              17,820
stock was issued for services worth $
17,820.

In September 25,000 shares of common                 25,000         25                   7,425                               7,450
stock were issued for $7,450.

Net loss for the year ending October 31, 2005                                                       -2,233,506          -2,233,506

BALANCE, October 31, 2005                        16,899,228     16,899          -    1,383,654      -2,233,506            -832,953
                                              ------------- ---------- ---------- ------------ --------------- -------------------

In December 25,000 shares of common                  25,000         25                   5,150                               5,175
stock were issued for services worth $
5,175.

In January 1,149,248 shares of common             1,149,248      1,149                 267,548                             268,697
stock were issued for services worth $
268,697.

Net loss for the quarter ending
January 31, 2006                                                                                      -430,287            -430,287
                                              ------------- ---------- ---------- ------------ --------------- -------------------
                                                 18,073,476     18,073          0    1,656,352      -2,663,793            -989,368
                                              ============= ========== ========== ============ =============== ===================

       The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
                             Statement of Cash Flows
              For the Three Months Ending January 31, 2006 and 2005

                                                                                     2005                  2004
                                                                                --------------- ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                       $      (430,287)$      (138,382)

        Adjustments to reconcile net income (loss) to net cash provided (used)
            by operations:
              Common stock issued for services                                            1,174               -
              Loss from Discontiued Operations                                                -               -
              Provision for doubtful accounts                                                 -               -
              Depreciation and amortization                                              48,483          54,684
              Common Stock Issued for dispute settlement                                      -               -

        Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                                (40,815)        (50,646)
              (Increase) decrease in inventory                                            4,875             205
               Decrease  in security deposits                                                 -               -
               Increase in accrued compensation, related party                            9,960               -

              Increase (decrease) in accounts payable and other accruals                143,390         (28,204)
              Increase/(decrease) in security deposits                                        -               -
              (Increase) decrease in prepaid exp.& other assets                               -          (9,806)
                                                                                --------------- ---------------
 Net cash provided (used) by operating activities                                      (263,220)       (172,149)

 CASH FLOW FROM INVESTING ACTIVITIES:
        Expenses and cash used for acquistion                                                 -               -
        Purchase of fixed assets                                                              -               -
                                                                                --------------- ---------------
 Net cash provided (used) by investing activities                                             -               -

 CASH FLOW FROM FINANCING ACTIVITIES:
          Sale of common stock                                                          262,391         155,000
          Payments on capitalized lease                                                       -               -
          Payments of loans-other                                                             -               -
          Proceeds from loans                                                                            10,000
          Bank overdraft                                                                      -               -
                                                                                --------------- ---------------
 Net cash provided (used) by financing activities                                       262,391         165,000
                                                                                --------------- ---------------
 Net increase (decrease) in cash                                                           (829)         (7,149)

 CASH - BEGINNING                                                                           982         66,923
                                                                                --------------- ---------------

 CASH - ENDING                                                                   $          154 $        59,774
                                                                                =============== ===============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest expense                                                 $             - $             -
                                                                                =============== ===============
 Cash paid for income taxes                                                     $             - $             -
                                                                                =============== ===============
  Stock issued to retire debt                                                   $             - $             -
                                                                                =============== ===============

       The accompanying notes are an integral part of the financial statements.

                        Bio Solutions Manufacturing Inc.
                             Statement of Cash Flows
              For the Three Months Ending January 31, 2006 and 2005
                                  (Continued)



In November 2004, 300,000 shares of common stock was issued for debt conversion of $ 75,000.

In December 2004, 1,243,985 shares of common stock were converted to debt of $ 309,752.

In December 2004, 150,000 shares of common stock was issued for $ 75,000.

In January 2005, 325,000 shares of common stock was issued for $ 155,000.

In May 2005,  25,000  shares of common  stock was  issued for  services  worth $
16,275.

In June 2005,  40,000  shares of common  stock was issued for  services  worth $
9,840.

In July 2005, 165,000 shares of common stock was issued for services worth $ 33,990.

In August 2005, 60,000 shares of common stock was issued for services worth $ 17,820.

In September 2005, 25,000 shares of common stock was issued for services worth $ 7,450.

In  December  25,000  shares of common  stock were issued for  services  worth $
5,175.

In January 1,149,248 shares of common stock were issued for services worth $ 268,697.






       The accompanying notes are an integral part of the financial statements.

BIO SOLUTIONS MANUFACTURING, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2006

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

Fair Value of Financial Instruments

Pursuant  to  SFAS  No.  107,   "Disclosures   About  Fair  Value  of  Financial
Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2006. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

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


Note 2 - Property and Equipment

Depreciation charged to operations for the three months ending January 31, 2006 was $17,233

At January 31, 2006 property and equipment consisted of the following:

         Office furniture and equipment              $     25,000
         Machinery and equipment                          205,546
         Leasehold improvements                           250,000
                                                        ------------
                                                          480,546
         Accumulated Depreciation                       (191,348)
                                                        ------------
         Net Property and Equipment                  $   289,198
                                                        ------------


Note 3 - Loan Payable - Related Parties

As of January 31, 2006, the Company has a balance due related parties of $884,122, of these loans $ 387,645 is being paid via product shipments. Additionally, $ 293,665 are subject to the terms of a debt conversion agreement allowing the outstanding balance, including accrued interest, to convert into shares of the company's common stock at $.25 per share at the option of the loan holder. Of these total related party loans, $546,640 are subject to interest at approximately 7.6%. Accrued interest expense for the three months ending January 31, 2006 was 9,139.

Note 4 - Product Formula

The Company as a result of the acquisition of manufacturing assets of Bio-Solutions International, Inc. had a step in value of its capitalized product formulas. Upon inception of the Company, a value of $50,000 was assigned to these assets as a result of a purchase from the outside party exclusively
producing  the  product.   Over  the  years,  various  costs  for  research  and
developments have been expensed to operations. Additionally, many new reformulations of the product have occurred and new products have been developed. As a result of the reorganization in March 2004, based on the consideration a value of $250,000 was assigned to the product formulation. It has been ascertained, that the stated value of $250,000 for the product formulation will be amortized over two years. The amortization through January 31, 2006 was $239,583.


Note 5 - Stockholders' Equity

Preferred Stock:

As of January 31, 2006, the Company had authorized 10,000,000 shares of preferred stock. There were no shares issued or outstanding.

The holders of preferred stock have certain preferential rights over the holders of the Company's common shares. Dividend features or voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.


Common Stock

As of January 31, 2006, the Company had authorized 100,000,000 shares of common stock of which 18,308,687 are issued and outstanding.

The holders of the Company's common stock are entitled to one vote per share of common stock held.

All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the respective stock issuance or the value of consideration received, whichever is more readily determinable. The market value has been determined by the Board to be 50% of the average closing price in the five trading days preceding the date on which the resolution authorizing the issue of the shares was adopted by the Board of Directors of the Company for restricted stock and the average of the preceding five trading days for "free trading" stock.

In December 2005, 25,000 shares of restricted common stock were issued for $8,280 of services. In January 2006, 400,000 shares of restricted common stock were issued for $ 119,680 of services, and 984,459 shares of S8 common stock were issued for $368,188 of services, of which $ 64,356 was for prepaid services.

Note 6 - Employee Stock Plan

The 2002 Omnibus Securities Plan. Under the plan, the Company may grant options or issue stock to selected employees, directors, and consultants for up to 30,000 shares. The exercise price of each option is at the discretion of the Board of Directors but can not be less than 85% of the fair market value of a share at the date of grant (100% of fair market value for 10% shareholders). The vesting period of each option granted is also at the discretion of the Board of Directors, but each option granted shall vest at a rate of no less than 20% per year from date of grant.

In August 2005, the number of shares was increased by 3,000,000. In January 2006, the 3,000,000 increase was reaffirmed and ratified by the Board when technical deficiencies were corrected in the S-8 authorization. As of January 31, 2006, the total authorization is 3,030,000 shares and 984,459 shares were issued in January 2006.


Note 7 - Income Taxes

The provisions for income taxes for the quarter ended January 31, 2006 consisted of the following:

Provision (benefit) for income taxes$ 151,374
at statutory federal rate,
Valuation Allowance                                     ($151,374)
                                                     -------------
Net Income Tax Provision                             $          --
                                                     =============

The reported provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% to the loss before income taxes as follows:

                                                January 31, 2006
                                                ----------------
Federal income taxes at statutory rate                34%
State tax rate, net of federal income tax              3%
Valuation Allowance                                  (37)
                                                     ------
         Effective income tax rate                     0%
                                                     ======

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

At January 31, 2006 the Company has unused net operating losses of approximately $2,090,119 (which begin expiring in 2019) that may be applied against future taxable income.


Note 8 -Lease Commitments

Effective March 1, 2004, the Company has assumed (from Bio Solutions International, Inc.) the lease for the office and warehouse facilities at its Bio Solutions Production, Inc. subsidiary for a term expiring in May 2007. Rent expense for the quarter ending January 31, 2006 was $9,000, which includes the real estate taxes required to be paid by BSM in addition to the base rent. Future minimum annual rentals are: 2006 $ 36,000 and 2007 $12,000. The leased facilities are owned by individuals that are considered related parties. It is ascertained that the Company is paying rent below the fair market value of real estate in its geographic area.

Note 9 -Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the quarter ended January 31, 2006 the Company has incurred net losses from continuing operations of $409,119 and has accumulated losses of $2,642,625. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company's product. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company's inability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


Note 10 - Stock Warrants

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have not vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company=s stock warrants have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management=s opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. Management believes that a reasonable value is $.01 per warrant. The charge for warrants issued as part of the capital acquisition in the year ending October 31, 2005 would increase the loss by $ 1,750 or $ .00 per share for warrants valued at $.01 per warrant. No warrants were issued for the quarter ending January 31, 2006







                [Balance of this page intentionally left blank.]

A summary of the Company's warrants issued as of October 31, 2005 is presented below:

                                       2005
                                     Weighted
                                      Average
                                     Exercise
                                       Share        Price
                                    ------------

Outstanding at beginning of Year      450,000       $1.50
Granted                               175,000         .86
Exercised                                0              0
Forfeited/Expired                        0              0
                                                        -
                                    ------------

Outstanding at end of Year            625,000       $1.32
                                    ------------


Note 11-Recent Accounting Pronouncements

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

Note 12-Subsequent Event

In November 30, 2005 the company entered into two Regulation S common stock purchase and subscription agreements aggregating 3,092,766 shares of free trading common stock at a 50% discount to the then market price of $0.46 per share or $ 0.23, for a total value of $ 711,336. The agreement called for the principle to be deposited in a custodial bank and for the company to deliver the respective common stock. As of March 20, 2006, neither funds nor common stock were delivered and no accounting for this activity was recorded.

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

     Results of Continuing Operations for the Three-Months Ended January 31, 2006 and January 31, 2005.

     Revenues. Revenues from continuing operations for the three-months ended January 31, 2006 were $57,245 and for the three months ended January 31, 2005 were $50,680.

     Cost of Revenues. Cost of revenue from continuing operations was $27,215 for the three- months ended January 31, 2006 and for the three months ended January 31, 2005 the cost of revenues was $30,151.

     Gross  Profit.  The  gross  profit  from  continuing   operations  for  the
three-months ended January 31, 2006 was $30,030 and for the three months ended January 31, 2005 was $20,529.

     Selling,   General  and  Administrative  Expenses.  The  expenses  for  the three-months ended January 31, 2006 were $430,011. The Company's expenses increased by $274,881, up 177% (from $ 155,130 for the same period in 2005) during the three-months ended January 31, 2006, compared to the same period in 2005. The Company's expenses were made up primarily of general overhead. The large increases are attributable to recognizing consulting expenses of $368,188, of which $64,528 prepays consulting fees through December 31, 2006 and includes $119,680 paid to officers and directors for services provided during the fiscal year ended October 31, 2005, which was paid in the Company's restricted common stock.

     Net Losses. The Company had a net loss of $ 409,120 for the three-months ended January 31, 2006, as compared to net losses of $138,382 for the three-months ended January 31, 2005.

     Liquidity and Capital Requirements. As of January 31, 2006, the Company had cash and cash equivalents of $ 154. Total assets were $ 410,057 . The Company's current and total liabilities were $1,220,338 as of January 31, 2006. The total liabilities consisted primarily of accounts payable and accruals of $336,216, and debt of $844,122. Cash flow from operations may not be sufficient to provide adequate liquidity. The Company intends to attempt to fulfill those requirements through the private placement of its shares and additional borrowings. If it is unsuccessful in obtaining sufficient funds to maintain Company operations, the Company may be required to reduce or cease operations , seek protection under the bankruptcy laws or both.

     Cash Flows. The Company realized proceed from related party loans or $99,990 and repaid related party loans of $71,500. Funds were expended for net operating loss of ($409,119) and to offset an increase in receivables of $38,690, due to increased sales.

ITEM 3. Controls and Procedures.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange
Commission (the "SEC"), and that such information is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Exchange Act Rules 13(a)-15(e) and 15(d)- 15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

     In January, 2005, the Company entered into an agreement to settle offsetting claims between it and a former officer and director who is also a franchisee of an unrelated company that markets the Company's products. Under the terms of an Asset Purchase Agreement, the wholly owned subsidiary of the Company was obligated to pay the sum of $101,000. The franchisee owed $16,000 for product. The balance $85,000, will be paid as follows: cash totaling $50,000 in three installments, the first of which, $25,000, was paid upon the signing of the Agreement. The second installment, $15,000 is payable on April 16, and the balance $10,000 is payable on May 16, 2005. As of January 31, 2006, these installments had not been paid. The balance, $35,000 is being paid in products having a value of $3,000 per month commencing March 1, 2005. As of January 31, 2006, $30,000 of product had been delivered.


ITEM 2 Changes in Securities

     During the period from November 1, 2005 through January 31, 2006, the Company issued common Stock as follows:

     In December, 2005, the Company issued 25,000 shares of restricted common stock to a member of its Technical Advisory Board in accordance with its agreement to issue 25,000 shares quarterly until a total of 100,000 shares are issued.

     In January, 2006, the Company authorized the issue Fifty Thousand (50,000) shares of the Company's restricted common stock to each of the Director's as compensation for the services provided by them to the company for their services to the company during the fiscal year ended October 31, 2005. a total of 200,000 shares will be issued to the Directors as a group. These shares have not yet been issued.

     In January, 2006, the Company authorized the issue One Hundred Thousand (100,000) of the Company's restricted common stock to each of the Officers as compensation for the services provided by them to the company for their services to the company during the fiscal year ended October 31, 2005. A total of 200,000 shares will be issued to the officers as a group. These shares have not yet been issued.

     In January, 2006, the Company authorized the the Company authorized the issue of Five Hundred Thousand (500,000) shares of its common stock, under its 2002 Omnibus Securities Plan, as amended, to Tarun Mendiratta as compensation for services provided and to be provided under the terms of a Consulting Agreement, under the terms of which he is to provide business strategy and franchise promotion services to the Company for the period from January 20, 2005 through December 31, 2006. The issue of these shares was rescinded and reauthorized in February, 2006, to resolve the per share value of the shares.

     In January, 2006, authorized the issue of eighty four Thousand Four Hundred Fifty-nine (84,459) shares of its common stock, under its 2002 Omnibus Securities Plan, as amended, to J. Jeffrey Press in full payment for services rendered by him through December 31, 2005 and for additional services to be provided by him related to the letter from the Securities and Exchange Commission dated September 1, 2005, which shall have a total value of $25,000. The issue of these shares was rescinded and reauthorized in February, 2006, to resolve the per share value of the shares.

     In January, 2006, the Board of Directors ratified the signing on November 30, 2005, by the President of the SICAV One Securities Purchase Agreement and the SICAV Two Securities Purchase Agreement, under the terms of which the Company will issue a total of Three Million Ninety Two Thousand Seven Hundred Sixty-six (3,092,766) shares of its restricted common stock under Regulation S to Mercatus & Partners Limited for placement in two European bank SICAV funds, at a purchase price of $0.23 per share. These shares have not been issued, no funds have been received and the transaction is being rescinded.


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

31.1        *  Section 302 Certification  by  Chief  Executive Officer.

31.2        *  Section 302 Certification  by  Chief  Financial Officer.

32.1        *  Chief Executive Officer Certification Pursuant to 18 USC, Section
               1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        *  Chief Financial Officer Certification Pursuant to 18 USC, Section
               1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------------

* Filed herewith.


    (b)  Report on Form 8-K

     On December 12, 2005, the Company filed a Current Report on Form 8-K regarding non-relience on previously issued financial statements.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   March 20, 2006                        /s/ David S. Bennett
        ------------------                     --------------------------------
                                           By: David S. Bennett
                                          Its: President, and Director

Dated:   March 20, 2006                        /s/ Patricia M. Spreitzer
        ------------------                     --------------------------------
                                           By: Patricia M. Spreitzer
                                          Its: Secretary, Treasurer and
                                               Director