Form 10QSB
period 2006-06-20
BIO SOLUTIONS MANUFACTURING, INC.
filed 2006-06-21
CIK 1128581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
                (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-32131

BIO SOLUTIONS MANUFACTURING, INC.
(Exact name of registrant as specified in its charter)

New York	16-1576984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1161 James Street Hattiesburg, MS 39401 (Address of principal executive offices)
Issuer’s telephone number: (601) 582-4000

___________________

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 12, 2006, 21,730,037 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART 1:  FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

Bio Solutions Manufacturing Inc.
Consolidated Balance Sheet (Unaudited)
April 30, 2006

ASSETS
CURRENT ASSETS
Cash	$638
Accounts Receivable-Affiliated Party	124,302
Inventory	23,129
Total Current Assets	148,069

PROPERTY AND EQUIPMENT	271,965
(Net of accumulated depreciation of $ 208,580)

OTHER NON-CURRENT ASSETS
Product Formulation	-
(Net of accumulated amortization of $ 250,000)
Prepaid expense	3,556
Security Deposits	3,000
Total Non-Current Assets	6,556

Total Assets	$426,590

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and Accruals	$348,049
Loans and Advances Payable -Related Parties	930,974
Total Current Liabilities	1,279,023

Total Liabilities	1,279,023

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred Stock, no par value, 10,000,000 authorized,
none issued and outstanding	-
Common stock $0.001 par value, 100,000,000 authorized,
20,510,948 shares issued and outstanding	20,510
Additional paid in capital	2,624,078
Prepaid services paid with common stock	(47,207)
Accumulated Deficit	(3,449,814)

Total Stockholders' Equity (Deficit)	(852,433)

Total Liabilities and Stockholders' Equity (Deficit)	$426,590

The accompanying notes are an integral part of the financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Operations (Unaudited)
For the Six and Three Months Ended April 30, 2006 and 2005

	Six Months Ending		Three Months Ending
	April 30,	April 30,	April 30,	April 30,
	2006	2005	2006	2005
REVENUES	$92,041	$106,821	$50,807	$56,141

COST OF GOODS SOLD	60,736	56,695	33,521	26,544

Gross profit	31,305	50,126	17,286	29,597

OPERATING EXPENSES	928,381	359,917	484,074	201,006
Total operating expenses	928,381	359,917	484,074	201,006

Net income (loss) before other income (expenses) and provision for income taxes	(897,076)	(309,791)	(466,788)	(171,409)

OTHER INCOME (EXPENSE)
Gain/(loss) sale of debt instrument	(298,073)		(298,073)
Interest income/ (expense)	(21,159)	(7,438)	(12,020)	(7,438)
Total other income (expense)	(319,232)	(7,438)	(310,093)	(7,438)

Net income (loss) before provision for income taxes	(1,216,308)	(317,229)	(776,881)	(178,847)
Provision for income taxes	-	-	-	-
Net income (loss) - continuing operations	(1,216,308)	317,229)	(776,881)	(178,847)

(LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	-
Net income (loss)	$(1,216,308)	$(317,229)	$(776,881)	$78,847)

Net income (loss) per weighted average share
Continuing Operations	($0.07)	($0.02)	($0.04)	($0.01)
Discontinued Operations	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares	17,890,960	16,013,328	18,969,365	16,434,228

Bio Solutions Manufacturing Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended April 30, 2006 and 2005

	April 30,	April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,216,308)	$(317,229)

Adjustments to reconcile net income (loss) to net
cash provided (used) by operations:

Common stock issued for services	723,618
Loss on redemption of debt with stock	298,073
Depreciation and amortization	76,131	109,368
-	-	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(75,620)	(84,046)
(Increase) decrease in inventory	(5,795)	610
Increase in accrued compensation related party	48,964
Increase (decrease) in accounts payable and other accruals	93,376	(202,296)
(Increase) decrease in prepaid expense & other assets	1,779	-

Net cash provided (used) by operating activities	(55,782)	(493,593)

CASH FLOW FROM INVESTING ACTIVITIES:
Deposit on fixed assets	-	(25,000)
Net cash provided (used) by investing activities	-	(25,000)

CASH FLOW FROM FINANCING ACTIVITIES:	-
Sale of common stock	-	155,000
Proceeds of loans and advances-related parties		297,500
Repayment of related party loans	(17,540)
Payments of loans-other	-
Net cash provided (used) by financing activities	-	452,500

Net increase (decrease) in cash	(344)	(66,093)

CASH - BEGINNING	982	66,923

CASH - ENDING	$638	$830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

            In December 2005, 25,000 shares of restricted common stock were issued for $8,280 of services
            In January 2006, 400,000 shares of restricted common stock were issued for $119,680 of services
            In January 2006, 984,459 shares of S8 common stock were issued for $368,188 of services
            In March 2006, 1,150,000 shares of common stock were issued for $100,000 sale of debt instruments
            In March 2006, 63,000 shares of restricted common stock were issued for $19,845 of employee bonuses
            In March 2006, 463,066 shares of restricted common stock valued at $145,867 were issued for a share lock up agreement
            In March 2006, 447,263 shares of common stock were issued for $158,152 of services
            In March 2006, 78,752 shares of common stock were issued for debt reduction

BIO SOLUTIONS MANUFACTURING, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2006. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

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

Note 2 - Property and Equipment

Depreciation charged to operations for the six months ending April 30, 2006 was $34,466.

At April 30, 2006 property and equipment consisted of the following:

Office furniture and equipment	$25,000
Machinery and equipment	205,546
Leasehold improvement	250,000
------------
480,546
Accumulated Depreciation	(208,581)
------------
Net Property and Equipment	$271,965
------------

Note 3 - Loan Payable - Related Parties

As of April 30, 2006, the Company has a balance due related parties of $930,973, of these loans $198,508 is being paid via product shipments. Additionally, $293,665 are subject to the terms of a debt conversion agreement allowing the outstanding balance, including accrued interest, to convert into shares of the company’s common stock at $.25 per share at the option of the loan holder. (subsequently adjusted to a conversion of $.088 per share on May 24, 2006). Of these total related party loans, $737,358 are subject to interest at approximately 7.6%. Accrued interest expense for the six months ending April 30, 2006 was $21,159.

Note 4 - Product Formula

The Company as a result of the acquisition of manufacturing assets of Bio-Solutions International, Inc. had a step in value of its capitalized product formulas. Upon inception of the Company, a value of $50,000 was assigned to these assets as a result of a purchase from the outside party exclusively producing the product. Over the years, various costs for research and developments have been expensed to operations. Additionally, many new reformulations of the product have occurred and new products have been developed. As a result of the reorganization in March 2004, based on the consideration a value of $250,000 was assigned to the product formulation. It has been ascertained, that the stated value of $250,000 for the product formulation will be amortized over two years. The amortization through April 30, 2006 was $250,000.

Note 5 - Stockholders' Equity

Preferred Stock:

As of April 30, 2006, the Company had authorized 10,000,000 shares of preferred stock. There were no shares issued or outstanding.

The holders of preferred stock have certain preferential rights over the holders of the Company's common shares. Dividend features or voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Common Stock

As of April 30, 2006, the Company had authorized 100,000,000 shares of common stock of which 20,510,948 are issued and outstanding.

The holders of the Company's common stock are entitled to one vote per share of common stock held.

All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the respective stock issuance or the value of consideration received, whichever is more readily determinable. The market value has been determined by the Board to be 90% of the average closing price in the five trading days preceding the date on which the resolution authorizing the issue of the shares was adopted by the Board of Directors of the Company for restricted stock and the average of the preceding five trading days for “free trading” stock.

In December 2005, 25,000 shares of restricted common stock were issued for $8,280 of services. In January 2006, 400,000 shares of restricted common stock were issued for $ 119,680 of services, and 984,459 shares of S8 common stock were issued for $368,188 of services, of which $ 64,356 was for prepaid services. In March 2006, 1,023,500 shares of unrestricted common stock and 126,500 shares of restricted common stock was issued for the conversion of debt instruments into equity of the corporation. Additionally, 63,000 shares of restricted common stock was issued for employee bonuses totaling $19,845, 463,066 shares of restricted common stock valued at $ 145,867 was issued for an agreement with certain shareholders to limit the sale of their stock for a period of time. Also in March, 2006 526,195 shares of unrestricted common stock was issued for $27,500 debt reduction, $6,249 employee salaries, $111,991 accrued services and $38,364 services.

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

In August 2005, the number of shares was increased by 3,000,000. In January 2006, the 3,000,000 increase was reaffirmed and ratified by the Board when technical deficiencies were corrected in the S-8 authorization. As of January 31, 2006, the total authorization is 3,030,000 shares and 984,459 shares were issued in January 2006. Additionally 63,000 shares, valued at $ 19,845 were issued in March, 2006.

Note 7 - Income Taxes

The provisions for income taxes for the six months ended April 30, 2006 consisted of the following:

Provision (benefit) for income taxes	$450,034
at statutory federal rate,
Valuation Allowance	($450,034)
-------------
Net Income Tax Provision	$ --
========

The reported provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% and the state tax rate of 3% to the loss before income taxes as follows:

April 30, 2006
----------------
Federal income taxes at statutory rate	34%
State tax rate, net of federal income tax	3%
Valuation Allowance	(37)
-----
Effective income tax rate	0%
===

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

At April 30, 2006 the Company has unused net operating losses of approximately $2,897,000 (which begin expiring in 2019) that may be applied against future taxable income.

Note 8 - Lease Commitments

Effective March 1, 2004, the Company has assumed (from Bio Solutions International, Inc.) the lease for the office and warehouse facilities at its Bio Solutions Production, Inc. subsidiary for a term expiring in May 2007. Rent expense for the six months ending April 30, 2006 was $23,798, which includes the real estate taxes required to be paid by BSM in addition to the base rent. Future minimum annual rentals are: 2006 $ 36,000 and 2007 $12,000. The leased facilities are owned by individuals that are considered related parties. It is ascertained that the Company is paying rent below the fair market value of real estate in its geographic area.

Note 9 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the six months ended April 30, 2006 the Company has incurred net losses from continuing operations of $1,216,308 and has accumulated losses of $3,449,814. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company's product. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company's inability to continue as a going concern.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have not vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company=s stock warrants have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management=s opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. Management believes that a reasonable value is $.01 per warrant. The charge for warrants issued as part of the capital acquisition in the year ending October 31, 2005 would increase the loss by $ 1,750 or $ .00 per share for warrants valued at $.01 per warrant. No warrants were issued for the quarter ending April 30, 2006.

A summary of the Company’s warrants issued as of October 31, 2005 is presented below:

	2005

	Weighted
	Average
	Exercise
	Shares	Price

Outstanding at beginning of Year	450,000	$1.50
Granted	175,000.86
Exercised	0	0
Forfeited/Expired	0	0

Outstanding at end of Year	625,000	$1.32

Note 11 -- Recent Accounting Pronouncements

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization, or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have an impact on its financial condition or results of operations.

Note 12 -- Stock Subscriptions

In November 30, 2005 the company entered into two Regulation S common stock purchase and subscription agreements aggregating 3,092,766 shares of free trading common stock at a 50% discount to the then market price of $0.46 per share or $ 0.23, for a total value of $ 711,336. The agreement called for the principle to be deposited in a custodial bank and for the company to deliver the respective common stock. As of April 30, 2006, neither funds nor common stock were delivered and no accounting for this activity was recorded.

Note 13 -- Subsequent Event

On June 1, 2006 the company authorized the acquisition for 10 million shares of its common stock, 100% of the outstanding shares of Bio Extraction Services Inc, a company engaged in Bio-fuel technology, from Bio Solutions Franchise, Inc. (an affiliated entity and the company’s sole customer).

On June 19, 2006, the company sold 2,500,000 Units (consisting of 1 share of common stock and a warrant to buy 1 share of common stock with an exercise price of $0.80) to a single non-U.S. investor for an aggregate purchase price of $1,000,000. This issuance was exempt under Regulation S of the Act. The company has agreed to register the shares of common stock underlying the Units within 90 days.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with Bio Solutions Manufacturing, Inc.’s financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions. Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Please refer to the Risk Factors section of this report on page 4 for a description of these risks and uncertainties.

All forward-looking statements in this document are based on information currently available to Bio Solutions Manufacturing, Inc. as of the date of this report, and Bio Solutions Manufacturing, Inc. assumes no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

Results of Continuing Operations for the Three-Months Ended April 30, 2006 and April 30, 2005.

Revenues. Revenues from continuing operations for the three-months ended April 30, 2006 were $50,807 and for the three months ended April 30, 2005 were $56,141, a decrease of $5,334 or approximately 10%.

Cost of Revenues. Cost of revenue from continuing operations was $33,521 for the three-months ended April 30, 2006 and for the three months ended April 30, 2005 the cost of revenues was $26,544.

Gross Profit. The gross profit from continuing operations for the three-months ended April 30, 2006 was $17,286 and for the three months ended April 30, 2005 was $29,597, a decrease of $10,311 or approximately 41%.

Operating Expenses. The operating expenses for the three-months ended April 30, 2006 were $484,074. The Company's expenses increased by $283,068, up 141% (from $201,006 for the same period in 2005) during the three-months ended April 30, 2006, compared to the same period in 2005.

Net Losses. The Company had a net loss of $776,881 for the three-months ended April 30, 2006, as compared to net losses of $178,847 for the three-months ended April 30, 2005, an increase of $598,034 or approximately 334%.

Results of Continuing Operations for the Six-Months Ended April 30, 2006 and April 30, 2005.

Revenues. Revenues from continuing operations for the six-months ended April 30, 2006 were $92,041 and for the six months ended April 30, 2005 were $106,821, a decrease of $14,780 or approximately 14%.
Cost of Revenues. Cost of revenue from continuing operations was $60,736 for the six- months ended April 30, 2006 and for the six months ended April 30, 2005 the cost of revenues was $56,695, an increase of $4,041 or approximately 7%.
Gross Profit. The gross profit from continuing operations for the six-months ended April 30, 2006 was $31,305 and for the six months ended April 30, 2005 was $50,126, a decrease of $18,821 or approximately 38%.

Operating Expenses. The expenses for the six-months ended April 30, 2005 were $928,381. The Company's expenses increased by $568,464, up 158% (from $359,917 for the same period in 2005) during the six-months ended April 30, 2006, compared to the same period in 2005. The Company's expenses were made up primarily of general overhead.

Net Losses. The Company had a net loss of $1,216,308 for the six-months ended April 30, 2006, as compared to continuing operations net loss of $317,229 for the six-months ended April 30, 2005, an increase of $899,079 or approximately 283%.

Liquidity and Capital Requirements. As of April 30, 2006, the Company had cash and cash equivalents of $638. Total assets were $148,069. The Company's current and total liabilities were $1,279,023 as of April 30, 2006. The total liabilities consisted primarily of accounts payable and accruals of $348,049, and debt of $930,974. At April 30, 2006, the Company had a working capital deficit of $1,007,058. Cash flow from operations may not be sufficient to provide adequate liquidity. The Company intends to attempt to fulfill those requirements through the private placement of its shares and additional borrowings. If it is unsuccessful in obtaining sufficient funds to maintain Company operations, the Company may be required to reduce or cease operations , seek protection under the bankruptcy laws or both.

Cash Flows. For the six months ended April 30, 2006, $72,978 of cash was provided by loans and advances from related parties. Depreciation and amortization were non cash charges of $76,131.  We also incurred non cash charges of $723,618 relating to common stock issued for services and $298,073 in relation to loss on redemption of debt with stock.  This was used to finance: the loss of $1,216,308, an increase in accounts payables of $93,376, an increase in accounts receivable of $75,620 and repayment of a related party loan of $17,540.

ITEM 3 - CONTROLS AND PROCEDURES

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 28, 2006, we issued 1,150,000 shares of our common stock to three [accredited] investors in exchange for $100,000 of promissory notes previously issued by us. These issuances were exempt under Section 4(2) of the Securities Exchange Act of 1933, as amended (the “Act”).

On March 28, 2006, we issued 63,000 shares of our common stock to employees as compensatory stock grants. These issuances were exempt under Section 4(2) of the Act.

On March 29, 2006, we issued 541,818 shares of our common stock to 6 employees/consultants as compensatory stock grants. These issuances were exempt under Section 4(2) of the Act.

On June 19, 2006, we sold 2,500,000 Units (consisting of 1 share of common stock and a warrant to buy 1 share of our common stock with an exercise price of $0.80) to a single non-U.S. investor for an aggregate purchase price of $1,000,000. This issuance was exempt under Regulation S of the Act. We have agreed to register the shares of common stock underlying the Units within 90 days. We engaged T&T Vermogensverwaltungs AG as our investment banker for this offering and have paid them 7% of the gross proceeds generated from the offering. The net proceeds from this offering will be used for working capital and general corporate expenses.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders during the quarter.

ITEM 5 - OTHER INFORMATION

On June 2, 2006, we entered into a stock purchase agreement with Bio Solutions Franchise Corp. (“BSFC”) pursuant to which we agreed to buy all of the outstanding equity of Bio Extraction Services, Inc. from BSFC in exchange for 10,000,000 shares of our common stock. The consummation of the transaction is subject to certain closing conditions. We expect to close this transaction within the next 30 days.

ITEM 6 - EXHIBITS

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Item No.	Description
--------	-----------------------------------------

10.1	* Amended and Restated Unit Purchase Agreement dated as of May 1, 2006 by and between Bio Solutions Manufacturing, Inc. and the purchasers set forth therein.

10.2	* Stock Purchase Agreement dated as of June 2, 2006 by and between Bio Solutions Manufacturing, Inc. and Bio Solutions Franchise Corp.

31.1	* Section 302 Certification by Chief Executive Officer.

31.2	* Section 302 Certification by Chief Financial Officer.

32.1	* Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------

* Filed herewith.
(b) Report on Form 8-K

On December 12, 2005, the Company filed a Current Report on Form 8-K regarding non-reliance on previously issued financial statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 20, 2006	/s/ David S. Bennett
_________________
By: David S. Bennett
Its: President and Director

Dated: June 20, 2006	/s/ Patricia M. Spreitzer
___________________
By: Patricia M. Spreitzer
Its: Secretary, Treasurer and Director