Form 10QSB
period 2006-07-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2006-09-19
CIK 1128581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-33229

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 15, 2006, 34,395,037 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART 1: FINANCIAL INFORMATION

Bio Solutions Manufacturing Inc.
Consolidated Balance Sheet (Unaudited)
July 31, 2006

ASSETS

CURRENT ASSETS
Cash	$384,065
Accounts Receivable-Affiliated Party	91,965
Prepaid Expenses	16,507
Inventory	73,111
Total Current Assets	565,649

PROPERTY AND EQUIPMENT (Net of accumulated depreciation of $ 328,572)	337,459

INTANGIBLES, net	140,000

OTHER NON-CURRENT ASSETS
Product Formulation (Net of accumulated amortization of $ 250,000)	-
Security Deposits	3,000
Total Non-Current Assets	3,000

Total Assets	$1,046,108

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accruals	$138,736
Payroll Taxes payable -deliquent	24,005
Accounts Payable - Related Parties	156,311
Loans and Advances Payable -Related Parties	707,522

Total Current Liabilities	1,026,574

Total Liabilities	1,026,574

STOCKHOLDERS' EQUITY
Preferred Stock, no par value, 10,000,000 authorized,
none issued and outstanding	-
Common stock $0.001 par value, 100,000,000 authorized,
34,345,037 shares issued and outstanding	34,340
Additional paid in capital	4,154,194
Unearned Compensation	(395,207)
Accumulated Deficit	(3,773,793)

Total Stockholders' Equity	19,534

Total Liabilities and Stockholders' Equity	$1,046,108
The accompanying notes are an integral part of the financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Operations (Unaudited)
For the Nine and Three Months Ended July 31, 2006 and 2005

	Nine Months Ending		Three Months Ending
	July 31,	July 31,	July 31,	July 31,
	2006	2005	2006	2005

REVENUES	$120,110	$172,933	$28,069	$66,112

COST OF GOODS SOLD	61,471	91,811	9,486	35,116

Gross profit	58,639	81,122	18,583	30,996

OPERATING EXPENSES	1,271,305	631,480	334,173	271,563

Total operating expenses	1,271,305	631,480	334,173	271,563

Net loss before other income (expenses) and
provision for income taxes	(1,212,666)	(550,358)	(315,590)	(240,567)

OTHER INCOME (EXPENSE)
Gain/(loss) sale of debt instrument	(298,073)
Interest income/ (expense)	(29,549)	(45,770)	(8,390)	(38,332)

Total other income (expense)	(327,622)	(45,770)	(8,390)	(38,332)

Net loss before provision for income taxes	(1,540,288)	(596,128)	(323,980)	(278,899)

Provision for income taxes	-	-	-	-

Net loss	$(1,540,288)	$(596,128)	$(323,980)	$(278,899)

Net loss per weighted average share
Continuing Operations	($0.07)	($0.04)	($0.01)	($0.02)
Weighted average number of shares	22,515,975	16,161,431	27,427,993	16,538,728

The accompanying notes are an integral part of the financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended July 31, 2006 and 2005

	July 31,	July 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,540,288)	$(596,128)

Adjustments to reconcile net loss to net
cash provided (used) by operations:

Common stock issued for services and lock up agreement	1,198,072	88,139
Loss on redemption of debt with stock	298,073	-
Depreciation and amortization	93,366	164,813

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(45,103)	(9,414)
(Increase) decrease in inventory	(55,778)	988
Increase (decrease) in accounts payable and other accruals	(236,737)	(187,570)
(Increase) decrease in prepaid expense & other assets	(23,979)	-

Net cash provided (used) by operating activities	(312,374)	(539,172)

CASH FLOW FROM INVESTING ACTIVITIES:
Deposit on fixed assets	-	(25,000)
Purchase of fixed assets	(76,746)	(457)
Net cash provided (used) by investing activities	(76,746)	(25,457)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayments on related party loans	(17,450)	-
Cash overdraft	-	3,711
Sale of common stock	807,193	543,995
Payments of loans-other	(17,540)	(50,000)
Net cash provided (used) by financing activities	772,203	497,706

Net increase (decrease) in cash	383,083	(66,923)

CASH - BEGINNING	982	66,923

CASH - ENDING	$384,065	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	-	-
Debt converted to equity	100,000	-
Assets and liabilties acquired for stock - Bio Extraction
Equipment	5,980
Intangibles	140,000
Accounts payables	$66,272

The accompanying notes are an integral part of the financial statements.

BIO SOLUTIONS MANUFACTURING, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended July 31, 2006

Nature of Business and History of Company

Bio Solutions Manufacturing, Inc., (the "Company") (formerly named Single Source Financial Services Corporation until May 2, 2004) was incorporated in New York on September 19, 1994 under the name Ream Printing Paper Corp. In November 2000, the Company acquired Single Source Electronic Transactions, Inc. ("SSET"). In March 1, 2004, it acquired Bio Solutions Production, Inc. ("Production"), formerly named Bio Solutions Manufacturing, Inc., a former manufacturing division of Bio Solutions International, Inc. In June 2006, the Company acquired Bio Extraction Services, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the nine months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2005.

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the nine months ended July 31, 2006, the Company has incurred net losses from continuing operations of $1,540,288 and has accumulated losses of $3,942,993. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company's products. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company's inability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Principles of Consolidation

The consolidated financial statements include the accounts of Bio Solutions Manufacturing, Inc. and its wholly owned subsidiaries, Single Source Electronic Transactions, Inc., Bio Solutions Extractions, Inc., and Bio-Solutions Production, Inc. All material inter-company accounts and transactions have been eliminated.

Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. The dilutive securities outstanding would be anti-dilutive, hence there is no dilutive EPS presented.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2006. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Concentration of Risk

The only customer for its products is Bio Solution Franchise Corp., which resells product primarily to its franchisees.

Note 2 - Property and Equipment

Depreciation charged to operations for the nine months ending July 31, 2006 was $51,699.

At July 31, 2006, property and equipment consisted of the following:

Office furniture and equipment	$25,000
Machinery and equipment	335,218
Leasehold improvements	305,813
666,031
Accumulated Depreciation	(328,572)
Net Property and Equipment	$337,458

Note 3 - Loan Payable - Related Parties

As of July 31, 2006, the Company has a balance due related parties of $707,522, of these loans $159,196 is being paid via product shipments. A portion of such debt are subject to the terms of a debt conversion agreement allowing the outstanding balance, including accrued interest, to convert into shares of the company’s common stock at $.25 per share at the option of the loan holder.

Note 4 - Acquisition of BioExtraction Services, Inc. - related party

On June 30, 2006, the Company acquired 100% of the outstanding shares of Bio Extraction Services, Inc., a company engaged in bio-fuel technology, from Bio Solutions Franchise Corp. (an affiliated entity and the Company’s sole customer) for 10 million shares of the Company's common stock. The Company acquired certain intangibles amounting to $140,000, nominal amount of other assets and assumed certain payables amounting to $66,000. The transaction has been accounted for as a purchase acquisition under common control. The issuance of the 10,000,000 shares of common stock was recorded based on the net acquired net assets at the historical cost basis. The transaction was considered to be common control as the majority shareholders of Bio Solutions Franchise Corp. also collectively are the largest shareholder of the Company. In addition, Bio Solutions Franchise Corp. is the sole customer of the Company's products.

The pro-forma results as if such acquisition occurred as of the beginning of the year would not change sales as Bio Extraction Services, Inc. has no sales and is a start up enterprise effective December 2005. The pro-forma net loss of the Company would increase by $42,774 to be $1,583,062. The balance sheet as of July 31, 2006, already includes the Bio Extraction Services, Inc. enterprise; hence, there is no pro-forma balance sheet required.

Note 5 - Stockholders' Equity

Common Stock

Issuances of common stock are as follows;

In December 2005, 25,000 shares of restricted common stock were issued for $8,280 of services.

In January 2006, 400,000 shares of restricted common stock were issued for $ 119,680 of services, and 984,459 shares of S-8 common stock were issued for $368,188 of services.

In March 2006, 1,023,500 shares of unrestricted common stock and 126,500 shares of restricted common stock was issued for the conversion of debt instruments into equity of the Company. Additionally, 63,000 shares of restricted common stock was issued for employee bonuses totaling $19,845, and 463,066 shares of restricted common stock valued at $145,867 were issued for an agreement with certain shareholders to limit the sale of their stock for a period of time. Also in March, 2006, 526,195 shares of unrestricted common stock were issued for $27,500 of debt reduction, $6,249 of employee salaries, $111,991 of accrued services, and $38,364 of services.

On June 30, 2006, the Company acquired 100% of the outstanding shares of Bio Extraction Services, Inc., a company engaged in bio-fuel technology, from Bio Solutions Franchise Corp. (an affiliated entity and the company’s sole customer) for 10 million shares of the Company's common stock. The transaction has been accounted for as a purchase acquisition under common control. The issuance of the 10,000,000 shares of common stock was recorded based on the net acquired net assets at the historical cost basis.

In June 2006, the Company sold 2,500,000 shares of common stock and 2,500,000 of warrants with an exercise price of $.80 per share to one investor for $1,000,000. The net proceeds to the Company after expenses amounted to approximately $808,000. In addition there were 250,000 shares of common stock issued as an investment banking fee to this transaction. The fees paid to related parties for this equity raise approximates $75,000.

During the quarter ended July 31, 2006, there were 1,084,089 shares of common stock issued for current services and services to be provided over a year. These shares were valued at $466,202. A large portion of such amount recorded remains to be expensed as unearned compensation.

Stock Warrants

As part of the cost of capital and loan acquisition, the Company issued in the year ending October 31, 2005, 175,000 warrants at an average exercise price of $.86, expiring two years from issuance.

As required by Statement of Financial Accounting Standards SFAS 123R, pro-forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options and non employee warrants under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have not vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock warrants have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management’s opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. Management believes that a reasonable value is $.01 per warrant. The charge for warrants issued as part of the capital acquisition in the year ending October 31, 2005 would increase the loss by $ 1,750 or $ .00 per share for warrants valued at $.01 per warrant. No warrants for compensation were issued for the nine months ending July 31, 2006. The same number of warrants remain outstanding as presented in the October 31, 2005 Form 10KSB.

Note 6 -Lease Commitments - related party

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

The Company incurred approximately $55,813 of capital repairs related to such office and warehouse facilities during the recent quarter ended.

Note 7 - Recent Accounting Pronouncements

The FASB recently issued the following statements:

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for annual reporting periods beginning on or after December 15, 2005. The Company previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and have accounted for all awards granted to employees in recent years using the fair value recognition method. Accordingly, the Company believes SFAS No. 123(R) will not have a material impact on its financial statements.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with Bio Solutions Manufacturing, Inc.’s financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions. Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Please refer to the Risk Factors section of Bio Solution Manufacturing, Inc.’s annual report on Form 10-KSB for a description of these risks and uncertainties.

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

Results of Operations

Comparison of Three Months Ended July 31, 2006 and 2005

Net sales.  Net sales decreased by $38,043, or a decrease of 58%, to $28,069, for the three months ended July 31, 2006, from $66,112 for the three months ended July 31, 2005.

Cost of Sales. Cost of sales decreased by $25,630, or 73%, to $9,486, for the three months ended July 31, 2006, from $35,116 for the three months ended July 31, 2005. As a percentage of net sales, cost of sales decreased to 34% of net sales for the three months ended July 31, 2006 versus 53% of sales for the three months ended July 31, 2005.

Operating Expenses. Operating expenses increased by $62,610 to $334,173 for the three months ended July 31, 2006, from $271,563 for the three months ended July 31, 2005. As a percentage of net sales, operating expenses were 1,191% for the three months ended July 31, 2006, as compared to 411% for the comparable period in 2005.

Operating loss. We incurred an operating loss of $315,590 for the three months ended July 31, 2006, an increase of $75,023, as compared to an operating loss of $240,567 for the three months ended July 31, 2005.

Interest expense. Interest expense decreased by $29,942 to $8,390 for the three months ended July 31, 2006, from $38,332 for the three months ended July 31, 2005.

Provision for income taxes. We generated an operating loss of $315,390 for the three months ended July 31, 2006, compared to an operating loss of $240,567 for the three months ended July 31, 2005. We have incurred net losses for 2005 and the first three quarters of 2006. Accordingly, we have made no provision for income taxes.

Comparison of Nine Months Ended July 31, 2006 and 2005

Net sales.  Net sales decreased by $52,283, or a decrease of 31%, to $120,110, for the nine months ended July 31, 2006, from $172,933 for the nine months ended July 31, 2005.

Cost of Sales. Cost of sales decreased by $30,340, or 33%, to $61,471, for the nine months ended July 31, 2006, from $91,811 for the nine months ended July 31, 2005. As a percentage of net sales, cost of sales decreased to 51% of net sales for the nine months ended July 31, 2006 versus 53% of sales for the nine months ended July 31, 2005.

Operating Expenses. Operating expenses increased by $639,825 to $1,271,305 for the nine months ended July 31, 2006, from $631,480 for the nine months ended July 31, 2005. As a percentage of net sales, operating expenses were 1,058% for the nine months ended July 31, 2006, as compared to 365% for the comparable period in 2005. The increase in operating expenses results primarily from a significant increase in compensation expense associated with our issuance of common stock for services rendered and in connection with lock-up agreements.

Operating loss. We incurred an operating loss of $1,212,666 for the nine months ended July 31, 2006, an increase of $662,308, as compared to an operating loss of $550,358 for the nine months ended July 31, 2005.

Loss on Redemption of Debt Instrument. We incurred a loss on redemption of debt instrument of $298,073 relating to the conversion of certain debt obligations into shares of our common stock.

Interest expense. Interest expense decreased by $16,221, to $29,549, for the nine months ended July 31, 2006, from $45,770 for the nine months ended July 31, 2005.

Provision for income taxes. We generated an operating loss of $1,212,666 for the nine months ended July 31, 2006, compared to an operating loss of $550,358 for the nine months ended July 31, 2005. We have incurred net losses for 2005 and the first three quarters of 2006. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. We had a working capital deficit at July 31, 2006 of $84,500. We had cash of $372,159 as of July 31, 2006, compared to having no cash at July 31, 2005. The difference results primarily from our sale of common stock during the third fiscal quarter of 2006.

We used $312,374 of net cash in operating activities for the nine months ended July 31, 2006, compared to using $539,172 in the nine months ended July 31, 2005. Cash used in operating activities is primarily due to a decrease in accounts payable and other accruals. We also used cash by increasing accounts receivable, inventory, prepaid expenses, and other assets. This was offset by a significant non-cash charge for issuances of common stock for services and lock-up agreements, a loss on redemption of debt with stock, and depreciation and amortization.

Net cash flows used in investing activities was $76,746 for the nine months ended July 31, 2006, compared to $25,457 in the nine months ended July 31, 2005. Cash of $76,746 was used for the purchase of fixed assets.

Net cash flows provided by financing activities were $772,203 for the nine months ended July 31, 2006, compared to net cash provided by financing activities of $497,706 in the nine months ended July 31, 2005. This increase in net cash provided by financing activities is primarily due to net proceeds from sales of common stock of $807,193, offset by payments on related and unrelated party loans totaling $34,990.

Capital Requirements

As of the date of this report, we are operating on a net loss basis, and we will need to continue to fund our cash requirements from cash flows generated from operations and the issuance of debt and equity securities. In order to finance our operations, in June, 2006, we sold 2,500,000 units (consisting of 1 share of common stock and a warrant to buy 1 share of our common stock with an exercise price of $0.80) to a single non-U.S. investor for an aggregate purchase price of $1,000,000. This issuance was exempt under Regulation S of the Act. We have agreed to register the shares of common stock underlying the units within 90 days. We engaged T&T Vermogensverwaltungs AG as our investment banker for this offering and have paid them 7% of the gross proceeds generated from the offering and 250,000 shares of our common stock.

The net proceeds from this offering may not sufficient to fund our working capital requirements for the next 12 months. In the event that our cash flows from operations are insufficient to fund our operations, working capital requirements, and debt service requirements, we would need to finance our operations through additional borrowings or other capital financings, such as a private placement or a public offering, a strategic alliance, or a joint venture. Such additional financing, alliances, or joint venture opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects could be adversely affected.

We intend to retain any future earnings to retire debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

Off-Balance Sheet Arrangements

None.

ITEM 3 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Our Chief Executive Officer and Chief Financial Officer have also evaluated whether any change in our internal controls occurred during the last fiscal quarter and have concluded that there were no changes in our internal controls or in other factors that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are no legal proceedings pending us.

In January, 2005, we entered into an agreement to settle offsetting claims between us and a former officer and director who is also a franchisee of an unrelated company that markets our products. Under the terms of an Asset Purchase Agreement, a wholly owned subsidiary of ours was obligated to pay the sum of $101,000. The franchisee owed $16,000 for product. The balance of $85,000 was to be paid as follows: cash totaling $50,000 in three installments, the first of which, $25,000, was paid upon the signing of the Agreement. The second installment, $15,000 was payable on April 16, and the balance of $10,000 was payable on May 16, 2005. As of January 31, 2006, these installments had not been paid. The balance, $35,000 is being paid in products having a value of $3,000 per month commencing March 1, 2005. As of January 31, 2006, $30,000 of product had been delivered.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January, 2006, we authorized the issuance of 50,000 shares of our common stock to each of our directors as compensation for the services provided by them during the fiscal year ended October 31, 2005. A total of 200,000 shares will be issued to the directors as a group. These shares were physically issued on June 9, 2006. The issuance of these shares was exempt under Section 4(2) of the Securities Act of 1933, as amended.

In January, 2006, we authorized the issuance of 100,000 shares of our common stock to each of our officers as compensation for the services provided by them during the fiscal year ended October 31, 2005. A total of 200,000 shares will be issued to the officers as a group. These shares were physically issued on June 9, 2006. The issuance of these shares was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On June 19, 2006, we sold 2,500,000 Units (consisting of 1 share of common stock and a warrant to buy 1 share of our common stock with an exercise price of $0.80) to a single non-U.S. investor for an aggregate purchase price of $1,000,000. This issuance was exempt under Regulation S of the Act. We have agreed to register the shares of common stock underlying the Units within 90 days. We engaged T&T Vermogensverwaltungs AG as our investment banker for this offering and have paid them 7% of the gross proceeds generated from the offering and 250,000 shares of our common stock.

On June 30, 2006, we issued 10,000,000 shares of our common stock to Bio Solutions Franchise Corp. in exchange for 100% of the capital stock of Bio-Extraction Services, Inc. The issuance of these shares was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

31.1	Certification of David S. Bennett pursuant to Rule 13a-14(a)	Filed electronically herewith.
31.2	Certification of Patricia Spreitzer pursuant to Rule 13a-14(a)	Filed electronically herewith.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 19, 2006	By:	/s/ David S. Bennett
By: David S. Bennett Its: President and Director

Dated: September 19, 2006	By:	/s/ Patricia M. Spreitzer
By: Patricia M. Spreitzer Its: Secretary, Treasurer and Director