Form 10KSB
period 2006-10-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2007-02-13
CIK 1128581

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 001-32044

BIO SOLUTIONS MANUFACTURING, INC.
(Name of small business issuer as specified in its charter)

New York	16-1576984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4440 Arville Street # 6 Las Vegas, NV 89103 ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:   (702) 222-9532

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  $.0001 par value common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Check whether the issuer is a shell company (as defined under Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The issuer’s revenues for the most recent fiscal year will be disclosed by amendment.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,459,657 as of October 31, 2006. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

As of October 31, 2006, 36,835,037 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

PART I

Item 1. Description of Business

Overview

We are a provider of biodiesel fuel and waste bioremediation services. We have historically focused on waste bioremediation solutions to municipal collection systems and food service facilities through a distributor with a network of franchisees, (the “Cleaning Division”). With our June 2006 acquisition of Bio Extraction Services, Inc. (“BESI”) and its patent pending technology, we plan to focus on the production and sale of biodiesel fuel (the “Biodiesel Division”).

Company History

Bio Solutions Manufacturing, Inc. (the “Company”) is a New York corporation that was formed on September 19, 1994. Prior to the fourth quarter of 2000, the Company operated under the name “Ream Printing Paper Corp.” and had not engaged in any business for a number of years. From the fourth quarter of 2000 until March, 2004, the Company operated under the name Single Source Financial Services Corporation (“SSFS”) and engaged in the electronic transaction processing business.

In March, 2004, the Company acquired all of the issued and outstanding stock of Bio Solutions Manufacturing, Inc., a Nevada corporation, in exchange for approximately 92% of its issued and outstanding common stock. The Company changed its name to Bio Solutions Manufacturing, Inc. (“BSM”) and the name of its wholly owned subsidiary was changed to Bio Solutions Production, Inc. (“BSP”). Through BSP, the Company has engaged in the business of manufacturing environmentally safe bio-remediation products for the treatment of various forms of waste by the food service industry and municipal waste treatment plants and other customers throughout the United States.

In June 2006, we acquired all of the outstanding equity of BESI, a company focused on the production of bio-fuel technology. In connection with this acquisition, we acquired BESI’s patent pending technology, which is used to extract grease from waste products and convert it into B100 biodiesel fuel.

Our executive offices are located at 4440 Arville Street # 6, Las Vegas, NV 89103. Our telephone number is (702) 222-9532.

Our Business

            Our business consists of two separate divisions: (i) the Biodiesel Division, through which we intend to produce, develop, and sell biodiesel fuel, and (ii) the Cleaning Division, which offers biological solutions and environmental applications for waste remediation. Our products in our Cleaning Division are sold through Bio Solutions Franchise Corp. (“BSFC”), a sales and marketing company for environmental application products and an a significant shareholder of the Company.

The Biodiesel Division

With our recent acquisition of BESI and its patent pending oil and grease extraction technology, we are entering the biodiesel market. We plan to produce our biodiesel through the collection of yellow fat and trap grease, as compared to other manufacturers that use agricultural feedstock and other energy sources such as soy oils and animal fats. We plan to construct or lease up to 12 mid-size biodiesel plants that are capable of producing 1.5 million gallons of biodiesel fuel a year. We expect to open our first biodiesel plant in fiscal 2007. We do not anticipate that we will generate revenues in our biodiesel division until we have established plants which are operational.

Our Opportunity

A large number of biodiesel manufacturers use agricultural feedstock and other agri-energy sources such as soy oils and animal fats to generate biodiesel fuel, and there is intense competition and cost for these resources. Our recently acquired patent pending oil and grease extraction technology allows us to manufacture biodiesel using yellow fat and trap grease in our production of biodiesel. Our management believes that we are currently one of the few manufacturers who will rely exclusively on yellow fat and trap grease for the production of biodiesel fuel.

Historically, our bio-remediation business was focused on the development and sale of products for distribution to food preparation facilities to digest organic waste on site. Our new recently acquired technology allows us to separate solids from liquid wastes that can be transported for conversion into biodiesel fuel. We intend to look to leverage our current relationships with these facilities to further our entry into the biodiesel production market.

Further, food service preparation facilities and municipalities spend millions of dollars each year to haulers that transport and dispose of such grease. In addition, haulers of such grease are required to pay “tipping” fees in connection with the disposal of such waste. We are seeking to establish relationships with several mid-size haulers of such trapped grease waste to install production plants near their locations to give us direct access to brown trapped grease which our patent pending technology can convert into B100 biodiesel. We believe that haulers will have incentive to deliver the brown trapped grease to us to avoid paying the “tipping” charges at waste disposal sites. Accordingly, we will seek to secure free inventory of brown trapped grease if our negotiations with hauler prove successful. This would allow us to offer our biodiesel at competitive prices as we will avoid the high cost and competition for agricultural feedstock

Strategic Relationships

In December 2006, we entered into an agreement with The Ashcroft Group, LLC, led by former Attorney General John D. Ashcroft. The Ashcroft Group has relationships with municipalities, military installations, and correctional facilities, all of which have grease waste disposal requirements. We will look to the Ashcroft Group to assist in developing relationships with such entities allowing us to further build our inventory of waste to produce and ultimately market biodiesel fuel.

In January 2007, we entered into a letter of intent with Environmental Energy Recycling Corp. (“EERC”). Subject to further due diligence and the execution of definitive agreements, EERC has committed to deliver at least 525,000 gallons of brown grease feedstock each year for our production of biodiesel fuel. EERC also intends tp provide us with a working site with existing waste water permits. This will allow us to install production equipment on an expedited basis. We seek to secure similar relationships going forward.

Principal Products and Markets—Biodiesel Division

The principal products we expect to produce at our future plants are biodiesel fuel and crude glycerin. We expect each plant to have capacity to produce a significant amount of biodiesel and glycerin per year.

Primary Product- Biodiesel Fuel

Biodiesel fuel is a clean-burning alternative fuel produced from domestic, renewable resources that are primarily used in compression ignition (diesel) engines. Biodiesel can also be used as heating oil. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats. A chemical process called transesterification removes the free fatty acids from the base oil and creates the desired esters. Transesterification is the reaction of vegetable oil or animal fat with an alcohol, such as methanol or ethanol, in the presence of a catalyst. The process yields four products: mono-alkyl ester (biodiesel), glycerin, feed quality fat, and methanol. The methanol can be used again in the process.

Biodiesel can then be used in neat (pure) form, or blended with petroleum diesel. Biodiesel that is in neat (pure) form is typically designated in the marketplace as B100. The 100 indicates that the fuel is 100% biodiesel. Biodiesel is frequently blended with petroleum based diesel. When biodiesel is blended, it is typically identified in the marketplace according to the percentage of biodiesel in the blend. For instance, B20 indicates that 20% of the fuel is biodiesel and 80% is petroleum-based diesel.

Biodiesel’s physical and chemical properties, as they relate to operations of diesel engines, are similar to petroleum-based diesel fuel. As a result, biodiesel, in its pure form or blended with petroleum diesel, may be used in most standard diesel engines without making any engine modifications. Biodiesel demonstrates greater lubricating properties, referred to as lubricity, than petroleum-based diesel. This could lead to less engine wear in the long-run as biodiesel creates less friction in engine components than petroleum-based diesel. Biodiesel also demonstrates greater solvent properties. With higher percentage blends of biodiesel, this could lead to break downs in certain rubber engine components such as seals. The solvent properties of biodiesel also can cause accumulated deposits from petroleum-based diesel in fuel systems to break down. This could lead to clogged fuel filters in the short-term. Fuel filters should be checked more frequently initially when using biodiesel blends. These problems are less prevalent in blends that utilize lower concentrations of biodiesel compared to petroleum-based diesel.

Co-products-Glycerin

Glycerin is the primary co-product of biodiesel production. Glycerin is produced at a rate of approximately 10% of the quantity of biodiesel produced. Glycerin possesses a unique combination of physical and chemical properties that makes it suitable for use in a wide variety of products. It is highly stable under typical storage conditions, compatible with a wide variety of other chemicals and comparatively non-toxic. Glycerin has many applications, including as an ingredient or processing aid in cosmetics, toiletries, personal care, drugs, and food products.

Biodiesel Markets

Biodiesel is primarily used as fuel for compression ignition (diesel) engines. Biodiesel can also be used as heating oil. It is produced using renewable resources including plant oils and animal fats. It provides environmental advantages over petroleum-based diesel fuel such as reduced vehicle emissions. Our ability to market our biodiesel will be heavily dependent upon the price of petroleum-based diesel fuel as compared to the price of biodiesel, in addition to the availability of economic incentives to produce biodiesel.

Biodiesel is frequently used as fuel in transport trucks, ships, trains, in farming activities and in many government vehicles. According to the United States Department of Energy, the United States consumes approximately 60 billion gallons of diesel fuel annually; however, in 2005, biodiesel accounted for only approximately 75 million gallons of this market. The National Biodiesel Board estimates that in 2006 approximately 200 to 250 million gallons of biodiesel were produced in the United States. Government legislation that seeks to encourage use of renewable fuels could lead to an expansion of the market for biodiesel in the future. Further market increases might occur as a result of environmental concerns by American consumers as well as an increased awareness of energy security and the United States’ ability to supply its own fuel needs.

Wholesale Market/ Biodiesel Marketers

Biodiesel can be sold on the wholesale market either directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase B100 and B99.9 biodiesel, and mix it with petroleum-based diesel. The fuel blenders actually deliver the final product to retailers.

There are very few wholesale biodiesel marketers in the United States. Two examples are World Energy in Chelsea, Massachusetts and Renewable Energy Group, Inc. in Ralston, Iowa. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee.

Retail

The retail market consists of biodiesel distribution primarily through fueling stations to transport trucks and jobbers, which are individuals that buy product from manufacturers and sell it to retailers, who supply farmers, maritime customers and home heating oil users. Retail level distributors include oil companies, independent station owners, marinas, and railroad operators. The biodiesel retail market is still in its very early stages as compared to other types of fuel. The present marketing and transportation network must expand significantly in order for our company to effectively market our biodiesel to retail users. With increased governmental support of renewable fuels and greater consumer awareness of renewable fuels, we believe that the availability of biodiesel will likely increase in the future.

The government has increased its use of biodiesel since the implementation of the Energy Policy Act (EPACT) of 1992, amended in 1998, which authorized federal, state, and public agencies to use biodiesel to meet the alternative fuel vehicle requirements of EPACT. Although it is possible that individual plants could sell directly to various government entities, it is unlikely our future plants could successfully market our biodiesel through such channels. Government entities have very long sales cycles based on the intricacies of their decision making and budgetary processes.

Competition - Biodiesel Division

We will operate in a very competitive environment. Biodiesel is a relatively uniform commodity where the competition in the marketplace is predominantly based on price and to a lesser extent delivery service. We will compete with large, multi-product companies and other biodiesel plants with varying capacities. Some of these companies can produce biodiesel in a more efficient manner than we are able. We face competition for capital, labor, management, and other resources. Most of our competitors have greater resources than we currently have or will have in the future.

We expect that additional biodiesel producers will enter the market if the demand for biodiesel continues to increase. When new producers enter the market, they will increase the supply of biodiesel in the market. If demand does not keep pace with additional supply, the selling price of biodiesel will likely decrease and we may not be able to operate our future plants profitably.

In 2005, approximately 75 million gallons of biodiesel were produced in the United States. The National Biodiesel Board estimates that in 2006 approximately 200 to 250 million gallons of biodiesel were produced in the United States. Biodiesel plants are operating or have been proposed in a total of at least 42 states. The National Biodiesel Board estimates that, as of November 14, 2006, there were eighty-seven biodiesel companies actively producing biodiesel in the United States, thirteen of which are planning to expand their operations to increase their annual production capacity. Additionally, sixty-five companies have plans to construct new biodiesel plants in the United States.

 Sources and Availability of Raw Materials Supply - Biodiesel Division

Biodiesel Fuel is made from feed stock which either comes from agricultural crops like soybean or from yellow grease or brown trapped grease. Approximately 13 pounds of brown trapped grease is produced by each person in the United States each year. Restaurants and food service preparation facilities are required to trap the brown grease they produce and dispose of it to keep it out of the public’s sewer systems. It is estimated that restaurants produce 500 million gallons annually. We are in negotiations with several mid-size haulers of such trapped grease waste to install a production plant near their locations which would give us direct access to brown trapped grease which our patent pending technology can convert into B100 biodiesel. The haulers are incentivized to deliver the brown trapped grease to us to avoid paying the “tipping” charges at waste disposal sites. Accordingly, if our plan is successful, we can recognize free inventory of brown trapped grease.

Patents, trademarks, licenses - Biodiesel Division

We have filed a patent application entitled “Fats, Oil and Grease Interceptor” with the United States Patent and Trademark Office on August 29, 2006 (Application No. U.S. 468,205), which application is still pending. Notwithstanding our efforts to protect our proprietary rights, existing trade secret, copyright, and trademark laws afford only limited protection. Despite our efforts to protect our proprietary rights and other intellectual property, unauthorized parties may attempt to copy aspects of our products, obtain and use information that we regard as proprietary or misappropriate our copyrights, trademarks, trade dress, and similar proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate. In addition, our competitors might independently develop similar technology or duplicate our products or circumvent any patents or our other intellectual property rights.

Governmental approval and regulations Federal Biodiesel Supports

We expect the demand for biodiesel in the United States to grow significantly over the next ten years due to the demand for cleaner air, an emphasis on energy security, and the Renewable Fuels Standard and other government support of renewable fuels. The Energy Policy Act of 2005 and Jobs Bill have established the groundwork for biodiesel market development.

Renewable Fuels Standard

The Energy Policy Act of 2005 creates the Renewable Fuels Standard (RFS), which mandates that 7.5 billion gallons of renewable fuels be used annually by 2012. The standard starts at 4 billion gallons in 2006 and increases to 7.5 billion gallons in 2012. On September 7, 2006, the EPA promulgated a proposed final rule that would fully implement the RFS. The proposed final rule would implement the requirement that starting in 2006, 4 billion gallons of renewable fuel be used in the United States, increasing to 7.5 billion gallons by 2012. Further, the proposed final rule creates a credit trading system, by which, fuel blenders who are subject to the RFS but do not blend sufficient quantities of renewable fuels to meet the RFS, can purchase credits from parties who blend more renewable fuels than they are required. This system is meant to allow the industry as a whole to meet the RFS amount in the most cost effective manner possible.

In 2006, the RFS required the use of 4 billion gallons of renewable fuels. It is estimated that the ethanol industry alone produced nearly 5 billion gallons of ethanol in 2006. The National Biodiesel Board estimates that in 2006 approximately 200 to 250 million gallons of biodiesel were produced in the United States. Since the production of biofuels in 2006 exceeded this 4 billion gallon requirement, the RFS will likely not increase demand for renewable fuels significantly, if at all. Further, since the renewable fuels industry is expanding rapidly, in both biodiesel and ethanol, there is no assurance that additional production of renewable fuels will not continually outstrip any additional demand for biodiesel that might be created by the RFS. If the RFS does not significantly increase demand compared to increases in supply, the RFS will likely not lead to an increase in the price at which we intend to sell our biodiesel.

Biodiesel Tax Credit

The American Jobs Creation Act of 2004 created the Volumetric Ethanol Excise Tax Credit (VEETC) for biodiesel of $1.00 per gallon for agri-biodiesel. Agri-biodiesel is fuel made solely from virgin crude vegetable oils and animal fats. This includes esters derived from crude vegetable oils, such as oils from corn, soybeans, sunflower seeds, cottonseeds, canola, crambo, rapeseeds, safflowers, flaxseeds, rice bran, and mustard seeds. The VEETC also provided for a tax credit of $0.50 per gallon for biodiesel made from non-virgin vegetable oil and animal fat sources. VEETC may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The projected effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible. VEETC also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are blenders who market fuel that is for ground transportation engines and is not in the bulk transfer system. VEETC was originally set to expire in 2006, but was extended through December 31, 2008 by the Energy Policy Act of 2005.

Future Legislation

Environmental regulations that may affect our company change frequently. It is possible that the government could adopt more stringent federal or state environmental rules or regulations, which could increase our operating costs and expenses. The government could also adopt federal or state environmental rules or regulations that may have an adverse effect on the use of biodiesel. Furthermore, the Occupational Safety and Health Administration (OSHA) will govern our plant operations. OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance. These adverse effects could decrease or eliminate the value of our business.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We are in the process of obtaining all of the necessary permits to begin plant operations including air emissions permits, a NPDES Permit, storm water discharge permits, and boiler permits. As of January 31, 2007 we have not yet incurred any expenses in complying with environmental laws, including the cost of obtaining permits. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

We will be subject to oversight activities by the EPA. We are in the process of obtaining an ID number from the EPA for any hazardous waste that may result from our production of biodiesel. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.

The Cleaning Division

Products and Services - Cleaning Division

             The Company’s products in the cleaning division have a combination of microbes and enzymes specifically selected, adapted and mixed in laboratories. These microbes have been designed to digest animal and plant tissues, proteins and cellulose. The formulation of the products has been developed to digest the waste products effectively and in an environmentally safe and responsible manner. This is based on several years of research and development work.

As the microbes are activated by contact with moisture, they begin to break down targeted complex substances and convert them into simple, elemental substances. When the complex substances and compounds are digested and broken down into simpler elements, the odors associated with sulfides, ammonia, nitrates and others are reduced or eliminated and simpler elemental substances flow out in the effluents. These effluents will have acceptable levels of BOD (Biological Oxygen Demand), TSS (Total Suspended Solids), and FOG (Fats, Oil and Grease), which thus become harmless.

The Cleaning Division’s primary products are the following:

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

Manufacturing—Cleaning Division

The Cleaning Division manufactures several biological products incorporating a combination of microbes and enzymes. These microbes have been selected, adapted, dried and mixed in the Company’s laboratories. The combinations have been designed to digest animal and plant tissues, proteins and cellulose. The formulations of the products have been developed to digest the waste products effectively and in an environmentally safe and responsible manner. This is based on several years of research and development work.

The Company’s products break down complex waste products into simple, elemental substances. Depending upon the nature and concentration of the pollutants and other variables encountered, such as pH, time and temperature, appropriate additives are introduced to successfully complete the bio-augmentation process. When the complex substances and compounds are digested and broken down into simpler elements, the noxious odors associated with sulfides, ammonia, nitrites and others are significantly reduced or eliminated and simpler elemental substances flow out in the effluents. Furthermore, the end product obtained by using the Company’s products on dairy and hog lagoons can be used as a soil fertilizer.

Marketing, Sales and Distribution - Cleaning Division

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

The Company markets and sells its cleaning products through Bio Solutions Franchise Corp., an affiliate and significant stockholder of the Company. BSFC uses franchising as its distribution approach.

U.S. Market for Environmental Services

The Company operates in the environmental technology and services industry. According to the U.S. Industry and Trade Outlook 2000 published by the United States Department of Commerce, the environmental technologies and services industry includes air, water and soil pollution control, solid and toxic waste management, site remediation, engineering, design and consulting services, environmental monitoring; recycling, and industrial and clean process technology.

This industry has evolved in response to growing concern about the risks and costs of pollution and the enactment of pollution control legislation in the United States and around the world. The highly fragmented U.S. environmental industry is large and complex, consisting of both investor-owned and government entities that provide a range of services from small-scale consulting services to large-scale water utility operations.

                According to Environmental Business International of San Diego, California, the industry grew at an annual rate of 2.7% in 1997 to produce a total output of $186 billion, up from $181 billion in 1996. The environmental sector’s customers range from individual consumers to locally regulated water utility monopolies and partnerships to major U.S. corporations. Approximately 117,000 U.S. companies are engaged in the business of environmental technologies, with 4,300 of those firms exporting internationally, generating $18.2 billion in export revenues and creating a trade surplus of $9.1 billion in 1997.

The research firm of Environmental Business International breaks the industry down even further into fourteen (14) segments of business activity which are divided into three (3) broad categories: services, equipment, and resources. These environmental industry segments are classifications of types of businesses set out by the U.S. Standard Industry Classifications (SIC) system. Service revenues are those generated as fees paid for service, equipment revenues are sales of hardware, and resources are sales of materials, water or energy. The Cleaning Division primarily serves the “Remediation and Industrial Services” segment. This remediation segment in which the Cleaning Division operates is estimated to generate approximately $12 billion a year in revenue.

The Bioremediation Sub-Sector

According to the research firm Business Communications Co., Inc. (“BCC”), municipal water treatment has relied on the use of microorganisms for many decades. Without biological contractors, trickling filters, or various kinds of digesters, it would be prohibitively expensive to purify municipal and commercial wastewater. Nearly sixty-five percent (65%) of the municipal waste generated in the U.S. each year (mainly paper, yard and food wastes) are considered easily biodegradable and therefore amenable to biological treatment. Another sixteen percent (16%) (rubber, leather, and plastic wastes) are considered “potentially biodegradable.” That leaves only 19.2% (glass, metals, and miscellaneous) that are not potentially treatable with bioremediation. Currently, only about one percent (1%) of the total environmental management market is treated using bioremediation.

Franchising Distribution Method

The Cleaning Division markets its products through BSFC which uses franchising as its distribution approach. Franchising is a marketing technique, or method of doing business, whereby a parent company (franchisor) grants (via a franchise agreement) an individual outlet owner (franchisee) the right to market its product and services while using the parent’s name, reputation, and marketing techniques.

Franchise and Sales Program

BSFC markets and sells environmental products and services. The Company entered into a marketing agreement with BSFC under which BSFC markets and sells all of the Cleaning Division products on an exclusive basis.

The franchise program is designed to use the Company’s products for the treatment and prevention of the following:

A.  Food service establishments: Grease and related problems associated with the build up of grease and organics in grease traps, drain lines, and toilets in cooking establishments such as restaurants, schools, and nursing homes, reducing the need to pump the grease traps and “snake” the drain lines. We believe that the cost of treating the grease traps and drain lines with the Company’s products is significantly less than the conventional pumping and snaking method.

                 B.  Municipal waste treatment plants and sewage lift stations: Municipal collection systems increasingly becoming surrounded with subdivisions, shopping centers and small businesses, and as a result, there is increased demand to eliminate and control the pungent odors associated with these treatment plants. The use of the Company’s bacteria is an efficient method of controlling odors and eliminating sewage waste associated with the treatment plants and maintaining the lift stations.

Competition - Cleaning Division

The principal markets in which the Company competes are competitive and fragmented, with competitors in the environmental services market and the bioremediation market sub-sector. Increased competition could have a material adverse effect on the Company, as competition may have far greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than those of the Company. Although all future employees are expected to be required to sign confidentiality agreements, there is no guarantee either that trade secrets will not be shared with competitors or that the Company could enforce these agreements. Such disclosures, if made, could negatively affect the Company’s competitiveness. Many of the competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do.

Sources and Availability of Raw Materials - Cleaning Division

The Company obtains all its raw materials for the manufacture of its products from other sources. The Company generally does not have contracts with any entities or persons committing such suppliers to provide the materials required for the production of its products. There can be no assurance that suppliers will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing to pay. Since the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not wholly within its control. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, as a result of any of the foregoing factors or otherwise, could have a material adverse effect on the Company.

Intellectual Property - Cleaning Division

                The Cleaning Division’s products, formulas, and processes are proprietary and owned by the Company. The Company’s policy is to have employees associated with and involved in any part of the research/manufacturing process sign non-disclosure/confidentiality agreements in order to prohibit them from using any part of the technology developed and owned by the Company.

Employees

As of January 31, 2007, we had four employees. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. We have recently commenced a reduction in force series of layoffs in our Mississippi facility.

Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Information

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this annual report before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks.

Risks Related to New Entry into Biodiesel Market

We have no operating history in the biodiesel market, which could result in errors in management and operations. We recently entered the biodiesel production and sale market and have no history of operations. We may not be able to manage entry into this market effectively or properly staff operations, and any failure to manage our entry into this market effectively could delay the commencement of plant operations. Such a delay is likely to further hinder our ability to generate revenue and could make governmental grants unavailable to us. We anticipate our company will experience substantial growth during the construction and start-up of operations of the plant and the hiring of employees. This period of growth and the start-up of the plant is likely to present significant challenges for us.

We have a history of losses and may not ever operate profitably. We will continue to incur significant losses until we successfully complete or acquireand commence operations of a biodiesel plant. There is no assurance that we will be successful in our efforts to build or acquire and operate the biodiesel plant. Even if we successfully meet all of these objectives and begin operations at the biodiesel plant, there is no assurance that we will be able to operate profitably.

We have not hired any employees for our biodiesel division, and may not be able to hire employees capable of effectively operating the biodiesel plant, which may hinder our ability to operate profitably. Because we recently entered the biodiesel indsutry, we have not hired any employees. Prior to completion of the plant construction and commencement of operations, we intend to hire a significant number of full-time employees. Following completion of the biodiesel plant, we expect certain of our employees to be in biodiesel production operations and certain of our employees to be in general management and administration. We may not be successful in hiring employees to operate our biodiesel plant at a reasonable price. If we are not able to hire and retain employees who can effectively operate the plant, our ability to profitably operate the plant will be adversely affected.

We have no experience in the biodiesel industry, which increases the risk of our inability to build and operate the biodiesel plant. We are presently, and will likely continue to be for some time, dependent upon our officers and directors. Most of these individuals are experienced in business generally but have no experience in organizing and building, acquiring, or operating a biodiesel plant..

Our success depends upon maintaining the proprietary nature of patent pending grease interceptor technology. To protect these rights, we rely principally on a combination of:

•	contractual arrangements providing for non-disclosure and prohibitions on use;

•	patents and pending patent applications;

•	trade secret, copyright and trademark laws; and

•	certain technical measures.

Our policy is to enter into confidentiality, technology ownership and/or license agreements, as applicable, with our technical employees, as well as with distributors and customers.

Patent, trade secret, copyright and trademark laws provide limited protection. Because patent applications in the United States are not publicly disclosed until the relevant patent is issued, applications may have been filed, which, if issued as patents, could relate to our services and products as currently designed or as we may modify them in the future to meet the market’s requirements. Trade secret, copyright and trademark laws, in combination with the steps we take to protect our proprietary rights, may not adequately prevent misappropriation of those rights. We may be required to bring proceedings in the United States Patent and Trademark Office or other legal action to enforce our patents, trademarks or copyrights. We may find it necessary to litigate to protect our trade secrets and know-how. Any legal actions would be costly, time consuming, and would divert the attention of management and personnel.

The protections provided by laws protecting intellectual property rights do not prevent our competitors from developing, independently, products similar or superior to our products and technologies. In addition, effective protection of copyrights, trade secrets, trademarks, and other proprietary rights may be unavailable or limited in certain foreign countries.

Our inability or failure to protect our proprietary technology could damage our ability to compete, reduce our revenues and damage our prospects for achieving growth and profitability.

If our products incorporate technology that infringes the proprietary rights of third parties and we do not secure licenses from them, we could be liable for substantial damages that would cause a material reduction in revenues and impair our prospects for achieving growth and profitability.

If any third party prevails in an action against us for infringement of its proprietary rights, we could be required to pay damages and either enter into costly licensing arrangements or redesign our products so as to exclude the infringing technology. As a result, we would incur substantial costs, delays in the product development, sales and shipments of our products and our revenues may decline substantially and we may never be able to achieve the growth required for us to achieve profitability.

Risks Related to Biodiesel Production

Declines in the prices of biodiesel and its co-products will have a significant negative impact on our financial performance. Our revenues will be greatly affected by the price at which we can sell our biodiesel and its co-products, primarily glycerin. These prices can be volatile as a result of a number of factors over which we have no control. These factors include the overall supply and demand for biodiesel, the price of diesel fuel, level of government support, and the availability and price of competing products. The total production of biodiesel continues to rapidly expand at this time. But, demand may not increase to meet the increase in supply. The increased production of biodiesel without corresponding increases in demand may lead to lower biodiesel prices. Any lowering of biodiesel prices may reduce our revenues.

In addition, increased biodiesel production will lead to increased supplies of co-products from the production of biodiesel, such as glycerin, which may lead to lower prices for our co-products. Glycerin prices in the United States and Europe have already declined over the last several years due to increased biodiesel production and the resulting saturation of the glycerin market. Increased supplies of co-products could outpace demand, which could lead to lower prices for our co-products. If the price of glycerin declines, our revenue from glycerin may be substantially compromised. Increased expenses and decreased sales prices for our products may result in less income, which would decrease our revenues.

Competition from other sources of fuel may adversely affect our ability to market our biodiesel. Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed which could displace biodiesel as an environmentally-friendly alternative fuel. If diesel prices decline or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel.

Our reliance upon third parties for our grease feedstock supply may hinder our ability to profitably produce our biodiesel. In addition to being dependent upon the availability of grease feedstock supply, we will be dependent on relationships with third parties, including feedstock suppliers. We have entered into an agreement with Environmental Energy Recycling Corp (EERC) to deliver us yellow grease and with Ashcroft Group to assist in the development and markeing of our bio-diesel product, we still anticipate requiring additional relationships to further our business plan. Assuming that we can establish additional relationships, suppliers may terminate those relationships, sell to other buyers, or enter into the biodiesel manufacturing business in competition with us. Suppliers may not perform their obligations as agreed, and we may be unable to specifically enforce our agreements. This could negatively affect our ability to create revenue.

Concerns about fuel quality may impact our ability to successfully market our biodiesel. Industry standards impose quality specifications for biodiesel fuel. Actual or perceived problems with quality control in the industry may lead to a lack of consumer confidence in the product and hinder our ability to successfully market our biodiesel. For example, in December 2005, a batch of biodiesel that failed to meet industry specifications in Minnesota resulted in a 10-day emergency variance from the state’s 2% biodiesel requirement in order to allow for time to fix the problem. Although industry representatives attributed the problem to start-up glitches in the state’s new biodiesel plants, similar quality control issues could result in a decrease in demand for our product.

Cold weather may cause biodiesel to gel, which could have an adverse impact on our ability to successfully market our biodiesel. The pour point for a fuel is the temperature at which the flow of the fuel stops. A lower pour point means the fuel can be effectively utilized in colder weather. The pour point of 100% soy-based biodiesel is approximately 25ºF. The pour point for tallow-based biodiesel is approximately 60ºF. The pour point for No. 2 low sulfur diesel fuel is approximately -30ºF. When diesel is mixed with soy-based biodiesel to make a 2% biodiesel blend, the pour point is -25ºF. Therefore, we believe we will need to blend soy-based biodiesel with petroleum diesel in order to provide a biodiesel product that will have an acceptable pour point in cold weather. Generally, biodiesel that is used in blends of 2% to 20% is expected to provide an acceptable pour point for colder markets comparable to the No. 2 low sulfur diesel pour point. In colder temperatures, lower blends are recommended to avoid fuel system plugging. This may cause the demand for our biodiesel in northern markets to diminish during the colder months.

The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. At low temperatures, fuel may need to be stored in a heated building or heated storage tanks. This may cause a decrease in demand for our product in colder climates due to increased storage costs. This may result in decreased revenues for us.

Automobile manufacturers and other industry groups have expressed reservations regarding the use of biodiesel, which could negatively impact our ability to market our biodiesel. Because biodiesel is a relatively new product, the research of biodiesel use in automobiles and its effect on the environment is ongoing. Some industry groups and standards, including the World Wide Fuel Charter, have recommended that blends of no more than 5% biodiesel be used for automobile fuel, due to concerns about fuel quality, engine performance problems and possible detrimental effects of biodiesel on rubber components and other engine parts. Although some manufacturers have encouraged use of biodiesel fuel in their vehicles, cautionary pronouncements by others may impact our ability to market our product.

The trucking industry opposed the imposition of the Minnesota 2% biodiesel requirement, citing concerns regarding fuel expense and lack of infrastructure necessary to implement the requirement. Such concerns may result in opposition to similar proposed legislation in other states in the future and may negatively impact our ability to market our biodiesel. The American Trucking Associations, however, altered its position on biodiesel in October 2005 by passing a resolution advocating the use of 5% biodiesel blends by the trucking industry.

In addition, studies have shown that nitrogen oxide emissions from pure biodiesel are 10% higher than with petroleum-based biodiesel. Nitrogen oxide is the chief contributor to ozone or smog. New engine technology is available and is being implemented to eliminate this problem. The increased nitrogen oxide emissions may decrease the appeal of our product to environmental groups and agencies who have been historic supporters of the biodiesel industry, which may result in our inability to market our biodiesel.

Risks Related to Biodiesel Industry

New plants under construction or decreases in the demand for biodiesel and glycerin, our co-product, may result in excess production capacity which could decrease our revenues and adversely impact our financial condition. The biodiesel manufacturing industry is experiencing rapid growth. In 2005, approximately 75 million gallons of biodiesel were produced in the United States. The National Biodiesel Board estimates that in 2006 approximately 200 to 250 million gallons of biodiesel were produced in the United States. However, many biodiesel plants do not operate at full capacity and the National Biodiesel Board estimates the current dedicated biodiesel production capacity of these plants is approximately 582 million gallons per year. Further, reported plant construction and expansion, if realized, are expected to result in another 1.4 billion gallons of annual biodiesel production capacity, for total annual production capacity of almost 2 billion gallons. Biodiesel supply may outpace biodiesel demand which could lead to decreased biodiesel prices. This could affect our ability to operate our plant profitably.

Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our revenues. In February 2005, the price of crude glycerin produced in the United States was approximately $0.41 per pound and by March 2006 the price of crude glycerin had declined to $0.06 per pound, due primarily to the oversupply of glycerin by biodiesel production facilities. Any further excess glycerin production capacity may limit our ability to market our glycern co-product and will negatively impact our future revenues.

We face substantially different risks in the biodiesel industry than do ethanol manufacturers. The ethanol industry enjoys over 5 billion gallons of annual domestic demand and a vast existing production, marketing, and transportation network. Conversely, the National Biodiesel Board estimates that in 2006 approximately 200 to 250 million gallons of biodiesel were produced in the United States. The entire diesel fuel market constitutes of only about one-third of the gasoline market as a whole. Fifty-six percent of the diesel market is the trucking industry. Acceptance of biodiesel by consumers has been slow, and the biodiesel industry has faced opposition from the trucking industry and others in regard to legislative mandates for its use. Further the retail market for biodiesel is not sufficiently developed which could lead to decreased demand for biodiesel. This could impact our ability to make a profit.

The biodiesel industry is becoming increasingly competitive and we compete with larger, better financed entities which could impact our ability to operate profitably. Commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants, and there are numerous other entities considering the construction of biodiesel plants. Nationally, the biodiesel industry may become more competitive given the substantial construction and expansion that is occurring in the industry. According to the National Biodiesel Board, as of November 2006, there were 87 active plants with 13 planning to expand their operations. There were also 65 companies planning to construct new biodiesel plants in the United States.

Competition from other lubricity additives for ultra low sulfur diesel may be a less expensive alternative to our biodiesel, which would cause us to lose market share. The Environmental Protection Agency (EPA) has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. These regulations affect all diesel fuel that will be made available for retail sale beginning in October 2006. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel which has inherent lubricating properties. Our biodiesel plant is expected to compete with producers of other diesel additives made from raw materials other than soybeans having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they achieve the desired effect in lower concentrations than biodiesel. In addition, much of the distribution infrastructure is in place for petroleum-based additives. As a result, petroleum-based additives may be more cost effective than biodiesel. This could result is less demand for biodiesel as a lubricity additive. This could negatively affect our ability to sell our biodiesel profitably.

As the production of biodiesel fuel increases there may not be an adequate supply of railroad cars or trucks to distribute the biodiesel fuel produced by our plant. As more of the biodiesel production plants under construction and in the planning phase begin production, there exists an increasingly large supply of biodiesel fuel to be distributed and there may not be an adequate supply of rail cars or trucks to distribute the fuel which is produced. This problem has affected the agriculture industry for years and there are already reports of railcar shortages becoming a problem for the biodiesel industry.

Risks Related to Regulation and Governmental Action

Loss of favorable tax benefits for biodiesel production could hinder our ability to operate at a profit. Although the biodiesel industry has grown with few state or federal incentives, the incentives that do exist could be repealed at any time. On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004, which created biodiesel tax credits. Although the biodiesel mixture credit and the biodiesel fuels credit were extended by the Energy Policy Act of 2005, they are now set to expire on December 31, 2008. These tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry could reduce the market for biodiesel, which could reduce prices and revenues by making it more costly or difficult to produce and sell biodiesel. This could result in the failure of our business.

Risks Associated with Investing in our Common Stock

There is a limited trading market for our common stock. Our common stock is traded on the OTC Bulletin board under the symbol “BSLM.OB.” There has been virtually no trading activity in our stock recently, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. A consistently active trading market for our stock may not develop at any time in the future. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock. It is possible that even a limited public market for our common stock will not be sustained after the date of this annual report or at a time at which you may desire to sell your shares.

The volatility of our stock price affect our may adversely affect the market price for our common stock.  The market price of our common stock has historically been volatile. We believe the market price of the common stock could continue to fluctuate substantially, based on a variety of factors, including quarterly fluctuations in results of operations, timing of product releases, announcements of new products and acquisitions or acquisitions by our competitors, changes in earnings estimates by research analysts, and changes in accounting treatments or principles. The market price of our common stock may be affected by our ability to meet or exceed analysts’ or “street” expectations, and any failure to meet or exceed such expectations could have a material adverse effect on the market price of our common stock. Furthermore, stock prices for many companies, particularly entertainment companies, fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our products, may adversely affect the market price of our common stock.

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks. As long as the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our shares of common stock are likely to be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations make it more difficult for brokers to sell our shares of our common stock and limit the liquidity of our securities.

We do not expect to pay dividends for the foreseeable future. For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

Any projections used in this report may not be accurate. Any and all projections and estimates contained in this report or otherwise prepared by us are based on information and assumptions which management believes to be accurate; however, they are mere projections and no assurance can be given that actual performance will match or approximate the projections.

Substantial sales of our stock may impact the market price of our common stock. Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

Issuing preferred stock with rights senior to those of our common stock could adversely affect holders of common stock. Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference - a pre-set distribution in the event of a liquidation - that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

Cautionary Statement Concerning
Forward-Looking Statements

Some of the statements in this annual report are forward looking statements, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 2. Description of Property

The Company recently moved its executive offices to 4440 Arville Street # 6, Las Vegas, NV 89103. The space is currently provided rent-free by a creditor of the Company. The Company’s Cleaning Division is located at 1161 James Street, Hattiesburg, Mississippi, 39401. The Company leases this facility from Innovative Industries, LLC, which is controlled by the executive officers of BSFC. The lease will expire on April 30, 2007 with an annual rental of $36,000. The leased premises are approximately 12,000 square feet of usable space. The Company uses the space to manufacture and distribute its products.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock trades on the OTC Bulletin Board under the symbol “BSLM.OB.” The following table shows the high and low bid or close prices for our common stock for each quarter since November 1, 2005 as reported by the OTC Bulletin Board. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

November 1, 2005 to October 31, 2006	High Close	Low Close
First quarter	$0.65	$0.33
Second quarter	0.98	0.26
Third quarter	0.70	0.23
Fourth quarter	0.38	0.17

November 1, 2004 to October 31, 2005	High Bid	Low Bid
First quarter	$2.20	$0.63
Second quarter	2.40	1.07
Third quarter	1.23	0.19
Fourth quarter	0.95	0.27

As of January 31, 2007, there were approximately 1,600 record holders of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of October 31, 2006:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	3,560,000	(1)
Total	—	$—	3,560,000	(1)

(1) 2006 Stock Incentive Plan. The purpose of our 2006 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 6,000,000 shares, subject to adjustment, and as of October 31, 2006, we had issued 2,440,000 shares.

Our compensation committee which is appointed by our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Any decision made, or action taken, by the compensation committee or our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

The compensation committee or our board of directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the board of directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our board of directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company.

In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan.

Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest.

Recent Sales of Unregistered Securities

In April 2006, we authorized the issuance of 25,000 shares of our common stock to an employee for services rendered, and in July 2006, we authorized the issuance of an additional 25,000 shares of our common stock to this employee for services rendered, for an aggregate of 50,000 shares. These shares were physically issued in August, 2006. The issuance of these shares was exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Management’s Discussion and Analysis or Plan of Operation

We will file an amendment to this annual report to provide management’s discussion and analysis as required by Item 303 of Regulation S-B.

Item 7. Financial Statements

We will file an amendment to this annual report to provide the financial statements as required by Item 310 of Regulation S-B.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 4, 2006, Baum & Company, P.A. resigned as our independent accountants.

The reports of Baum & Company, P.A. on our financial statements for the fiscal years ended October 31, 2004 and 2005 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that the accountant’s reports of Baum & Company, P.A. on our financial statements for the fiscal years ended October 31, 2004 and 2005 stated that we were experiencing difficulty in generating sufficient cash flow to meet our capital requirements and sustain operations, and that these factors raised substantial doubt about our ability to continue as a going concern.

The decision of Baum & Company, P.A. to resign as our independent accountants was neither recommended nor approved by our board of directors, as such decision was made solely by Baum & Company, P.A.

During our fiscal years ended October 31, 2004 and 2005 and the subsequent interim period through August 4, 2006, the date of the resignation of Baum & Company, P.A., we did not have any disagreement with Baum & Company, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During that time, there were no “reportable events” as set forth in Item 304(a)(1)(i-v) of Regulation S-B adopted by the Securities and Exchange Commission, except that the accountant’s reports of Baum & Company, P.A. on our financial statements for the fiscal years ended October 31, 2004 and 2005 stated that we were experiencing difficulty in generating sufficient cash flow to meet our capital requirements and sustain operations, and that these factors raised substantial doubt about our ability to continue as a going concern.

We have provided Baum & Company, P.A. with a copy of this disclosure prior to its filing with the Commission. Baum & Company, P.A. has provided a letter to us, dated August 7, 2006 and addressed to the Commission, which has been previously filed.

On September 1, 2006, we engaged Sherb & Co., LLP to act as our independent accountants. Before August 4, 2006, the date on which Baum & Company, P.A. resigned as our independent accountants, we had not consulted Sherb & Co., LLP regarding any of the matters specified in Item 304(a)(2) of Regulation S-B.

Item 8A. Controls and Procedures.

                We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e).  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion.  In addition, our Chief Executive Officer and Chief Financial Officer have identified significant deficiencies that existed in the design or operation of our internal control over financial reporting that they consider to be “material weaknesses.”  The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

The deficiencies in our internal controls resulted from a lack of physical control over our accounting books and records, which have historically been maintained at our facility in Hattiesburg, Mississippi by certain employees and consultants who have constituted our accounting department.  We lease a portion of this facility from Innovative Industries, LLC, a company controlled by management of Bio Solutions Franchise Corp., a related party that is a significant stockholder of the Company as well as the distributor of our cleaning products.  In addition, we share this facility with Bio Solutions Franchise Corp., who we believe also leases the facility from Innovative Industries.  The deficiencies also result from a lack of direct control of the aforementioned accounting department personnel.  In particular, certain individuals in the accounting department refused instructions from the Company’s management to deliver the Company’s accounting books and records to Company’s management for a significant period of time after the close of the Company’s fiscal year.  The Company believes that these individuals also work for Bio Solutions Franchise Corp. and certain of its affiliates, and the Company is currently investigating whether Bio Solutions Franchise Corp. or any of its principals or affiliates were involved with this refusal.

In addition, as a result of the Company’s apparent lack of control over its accounting personnel, the Company has ceased using the accounting personnel in connection with the preparation of the Company’s financial statements, and accordingly, the Company has been significantly understaffed in its accounting department.  Accordingly, the Company has been unable to perform timely reconciliations to its supporting accounting records.

Furthermore, the Company is currently conducting an internal investigation into whether one or more persons in the accounting department made expenditures of Company funds without management approval or ratification.  This investigation is ongoing.

As a result of these deficiencies, management was unable to obtain physical control of its books and records from its accounting personnel for a significant period of time, the result of which is that this Annual Report on Form 10-KSB does not contain all material information which is required to be disclosed, and in particular, the financial statements of the Company for the fiscal year ended October 31, 2006.

These deficiencies have been disclosed to our Board of Directors.  Additional effort is needed to fully remedy these deficiencies and we are seeking to improve and strengthen our control processes and procedures.  We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies by adding additional accounting personnel, improving supervision and increasing training of our accounting staff with respect to generally accepted accounting principles, providing additional training to our management regarding use of estimates in accordance with generally accepted accounting principles, increasing the use of contract accounting assistance, and increasing the frequency of internal financial statement review.

Our Chief Executive Officer and Chief Financial Officer have also evaluated whether any change in our internal controls occurred during the fourth fiscal quarter and have concluded that there were changes in our internal controls or in other factors that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

The information under the caption “Election of Directors” and “Management - Executive Officers and Directors” in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

Item 10. Executive Compensation

The information under the caption “Executive Compensation” in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

The information under the caption “Related Party Transactions” in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

Item 13. Exhibits.

Exhibit No.	Description

21	Subsidiaries (1)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1) To be filed by amendment.

Item 14. Principal Accountant Fees and Services.

The information under the caption “Accountant Fees and Services” in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO SOLUTIONS MANUFACTURING, INC.

By:	/s/ David S. Bennett
David S. Bennett President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ David S. Bennett	President and Director	February 13, 2007
David S. Bennett

/s/ Patricia M. Spreitzer	Secretary, Treasurer and Director	February 13, 2007
Patricia M. Spreitzer