Form 10KSB/A
period 2006-10-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2007-03-23
CIK 1128581

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO
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
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  $.0001 par value common stock
___________________
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
Yes ☐ No ☒

The issuer’s revenues for the most recent fiscal year are $143,515.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,249,585 as of March 9, 2007. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 11,945,856 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

As of March 9, 2007, 42,300,037 shares of our common stock were issued and outstanding.

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

Company History

Bio Solutions Manufacturing, Inc. (the “Company”) is a New York corporation that was formed on September 19, 1994. Prior to the fourth quarter of 2000, we operated under the name “Ream Printing Paper Corp.” and had not engaged in any business for a number of years. From the fourth quarter of 2000 until March, 2004, we operated under the name Single Source Financial Services Corporation (“SSFS”) and engaged in the electronic transaction processing business.

In March, 2004, we acquired all of the issued and outstanding stock of Bio Solutions Manufacturing, Inc., a Nevada corporation, in exchange for approximately 92% of its issued and outstanding common stock. We changed our name to Bio Solutions Manufacturing, Inc. (“BSM”) and the name of its wholly owned subsidiary was changed to Bio Solutions Production, Inc. (“BSP”). Through BSP, we have engaged in the business of manufacturing environmentally safe bio-remediation products for the treatment of various forms of waste by the food service industry and municipal waste treatment plants and other customers throughout the United States.

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

Our executive offices are located at 4440 Arville Street # 6, Las Vegas, NV 89103. Our telephone number is (702) 222-9532.

Our Business

            Our business consists of two separate divisions: (i) the Biodiesel Division, through which we intend to produce, develop, and sell biodiesel fuel, and (ii) the Cleaning Division, which offers biological solutions and environmental applications for waste remediation. Our products in our Cleaning Division have been sold through Bio Solutions Franchise Corp. (“BSFC”), a sales and marketing company for environmental application products and an a significant shareholder of the Company. As of the date hereof, we have ceased production of biological waste remediation products until further notice.

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

In January 2007, we entered into a letter of intent with Environmental Energy Recycling Corp. (“EERC”). Subject to further due diligence and the execution of definitive agreements, EERC has committed to deliver at least 525,000 gallons of brown grease feedstock each year for our production of biodiesel fuel. EERC also intends to provide us with a working site with existing waste water permits. This will allow us to install production equipment on an expedited basis. We seek to secure similar relationships going forward.

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

We have marketed and sold our cleaning products through Bio Solutions Franchise Corp., an affiliate and significant stockholder of ours. Bio Solutions Franchise Corp. uses franchising as its distribution approach.

U.S. Market for Environmental Services

We operate in the environmental technology and services industry. According to the U.S. Industry and Trade Outlook 2000 published by the United States Department of Commerce, the environmental technologies and services industry includes air, water and soil pollution control, solid and toxic waste management, site remediation, engineering, design and consulting services, environmental monitoring; recycling, and industrial and clean process technology.

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

Franchising Distribution Method

The Cleaning Division has marketed its products through BSFC which uses franchising as its distribution approach. Franchising is a marketing technique, or method of doing business, whereby a parent company (franchisor) grants (via a franchise agreement) an individual outlet owner (franchisee) the right to market its product and services while using the parent’s name, reputation, and marketing techniques.

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

Employees

We have three employees. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. In February 2007, our Cleaning Division effected a reduction in force series of layoffs in its Mississippi facility. We also received a letter of resignation from Dr. Krish Reddy, our director of research and development and our former president and chief executive officer.

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

Item 2. Description of Property

We recently moved our executive offices to 4440 Arville Street # 6, Las Vegas, NV 89103. The space is currently provided rent-free by a creditor of the Company. Our Cleaning Division is located at 1161 James Street, Hattiesburg, Mississippi, 39401. We lease this facility from Innovative Industries, LLC, which is controlled by the executive officers of BSFC. The lease will expire on April 30, 2007 with an annual rental of $36,000. The leased premises are approximately 12,000 square feet of usable space. We use the space to manufacture and distribute our cleaning products.

In March 2007, Innovative Industries, LLC, a related party and the owner of the office and warehouse facilities that the Cleaning Division leases, delivered to us a demand for payment of past rent allegedly due under the lease agreement assumed by the Cleaning Division in March, 2004. We deny that we or the Cleaning Division owes any amounts to Innovative Industries, and we contend that we have overpaid the obligations under the lease by approximately $16,000. We also contend that Innovative Industries materially breached the lease by failing to maintain fire, windstorm, and extended insurance on the leased premises, and as a result of such breach, we suffered approximately $86,000 in damages. We have delivered demand to Innovative Industries for payment of approximately $102,000. As of this time, neither Innovative nor we have commenced any legal action with respect to this dispute.

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

As of March 9, 2007, there were approximately 1,780 record holders of our common stock.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this report.

The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

In June 2006, we acquired all of the outstanding equity of BESI, a company focused on the production of bio-fuel technology. In connection with this acquisition, we acquired BESI’s patent pending technology, which is used to extract grease from waste products and convert it into B100 biodiesel fuel. With our acquisition of BESI, we plan to focus on the production and sale of biodiesel fuel (the “Biodiesel Division”).

Critical Accounting Policies

Our discussion and analysis of our financial conditions and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

Historical revenue has been derived primarily from the sales of our waste bioremediation products to our customers. All revenue is recognized when persuasive evidence of an arrangement exists, the sale is complete, the price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the order is shipped. Shipping terms are FOB shipping and title passes to the customer at the time the product is shipped.

Concentration of credit risk

The primary customer for our cleaning products has been Bio Solution Franchise Corp., a related party which resells product primarily to its franchisees.

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. SFAS 123(R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes option pricing model to calculate the fair value of its stock options. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period. We have not issued options or warrants in the past two years for compensation purposes.

Variable Interest Entities

We have an exclusive ten year selling agreement with a related company; accordingly, FIN 46R - Consolidation of Variable Interest Entities could be determined to be applicable. FIN 46R addresses the consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics: (a) equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, (b) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: direct or indirect abilities to make decisions about the entity’s activities, the obligation to absorb the expected losses of the entity, or the right to receive the expected residual returns of the entity, (c) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. Additional considerations to the variable interest consolidation are (a) the reporting enterprise, its related parties, or both participated significantly in the design and re-design of the entity and the entity is neither a joint venture nor a franchisee, (b) the entity is designed so that substantially all of its activities either involve or are conducted on behalf of the reporting enterprise and its related parties, (c) the reporting enterprise and its related parties provide more than half of the total equity, subordinated debt and other forms of subordinated financial support to the entity based on an analysis of fair values of the interests in the entity. Although we are unable to obtain any financial information on our related party, Bio-Solutions Franchise Corp., or BFSC, we believe that we have assumed most, if not all, of the financial risks associated with the selling of our product, and we further believe that the consolidation of BSFC will not materially change our balance sheet. We intend to continue to pursue obtaining the relevant audited financial information on BSFC to meet the requirements of FIN 46R, but we are not hopeful of being to obtain such information.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the years ended October 31, 2006 and 2005 are those of the continuing operations of Bio Solutions Manufacturing, which include BSP and BESI on a consolidated basis

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

	Year Ended	Year Ended
	October 31,	October 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	84.7	66.1

Gross income (loss)	15.3	33.9

Selling, general and administrative	1,696.1	520.0

Operating income (loss)	(1,680.8)%	(486.2)%

Comparison of the Years ended October 31, 2006 and 2005

Net sales.  Net sales for operations of BSP decreased to $143,515, or a decrease of 30.4%, for the year ended October 31, 2006, from $206,085 for the year ended October 31, 2005. This decrease results from fewer product orders from our distributor, which in turn resulted from fewer product orders from its franchisees.

Cost of Sales. Cost of sales for continued operations decreased to $121,512, or 10.8%, for the year ended October 31, 2006, from $136,250 for the year ended October 31, 2005. As a percentage of net sales, cost of sales increased to 84.7% of net sales for the year ended October 31, 2006 versus 66.1% of sales for the year ended October 31, 2005. Our cost of sales as a percentage of net sales increased because we have certain fixed costs associated with the production of our products, such as labor and overhead, which were not proportionately reduced with sales.

Selling, general, and administrative. Selling, general, and administrative expenses increased to $2,434,184, or an increase of 127.1%, for the year ended October 31, 2006, from $1,071,734 for the year ended October 31, 2005. As a percentage of net sales, selling, general and administrative expenses were 1,696.1% for the year ended October 31, 2006, as compared to 520.0% for the comparable period in 2005. The increase in selling, general, and administrative expenses primarily results from our incurring approximately $1,600,000 in stock compensation expense in 2006.

Operating loss. We incurred an operating loss of $2,412,181 for the year ended October 31, 2006, compared to an operating loss of $1,001,899 for the year ended October 31, 2005. We had higher operating losses in the fiscal year 2006 as compared to 2005 primarily because we incurred approximately $1,600,000 in stock compensation expense in 2006. In addition, we experienced a decrease in revenue due to lower demand for our products.

Loss on Sale of Debt. In the fiscal year 2006, we incurred a loss of $298,073 on a sale of a debt instrument. We incurred this charge based on the conversion of such debt into shares of common stock. The expense recorded relates to the intrinsic value of the conversion price of the debt as compared to the market price of our common stock at the time of conversion.

Interest expense. Interest expense increased to $29,549 for the twelve months ended October 31, 2006, from $22,784 for the twelve months ended October 31, 2005. Our interest expense increase resulted primarily from increased borrowings during the fiscal year.

Provision for income taxes. We have generated net losses in 2006 and 2005. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at October 31, 2006 was $1,184,435 and at October 31, 2005 it was $1,184,051. We had cash of $12,936 as of October 31, 2006, while we had cash of $982 as of October 31, 2005. This difference results primarily from the remaining net proceeds of the private placement we completed in June 2006.

We used $593,502 of net cash from operating activities for the year ended October 31, 2006 compared to using $886,396 in the year ended October 31, 2005. Our net loss of $2,739,803 was offset by non-cash expenses for common stock issued for services of $1,591,976, common stock issued as consideration for share restriction agreements of $145,867, depreciation and amortization of $124,091, a reserve for allowance for doubtful accounts of $154,000, and a loss on sale of a debt instrument of $298,073. The net loss was also offset by a decrease in prepaid expenses of $2,335 and an increase of $104,908 in accrued expenses. We further used cash in operating activities by increasing our accounts receivable from a related party by $85,495, our inventory by $3,719, other receivable from a related party by $174,904, and a decrease in accounts payable of $10,831.

Net cash flows used in investing activities was $224,150 for the year ended October 31, 2006, compared to $0 in the year ended October 31, 2005. The cash used in investing activities for the year ended October 31, 2006 was used for the purchase of fixed assets.

Net cash flows provided by financing activities were $829,606 for the year ended October 31, 2006, compared to net cash provided by financing activities of $820,455 in the year ended October 31, 2005. The increase in net cash provided by financing activities is primarily due to the private placement we completed in June 2006 and from the proceeds from related party loans, which are net of repayments. These increases were offset by $131,205 in payments made on notes payable.

Loan Agreement

Since 2003, we have borrowed money from a group of third-party lenders in order to fund our operations. As of October 31, 2006, the outstanding principal balance on these loans was approximately $800,000. On November 29, 2006, we entered into a loan agreement with certain these lenders and a new lender, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion; provided, however, that the conversion price may not be less that $0.01 per share under any circumstances. The notes are secured by a first priority security interest in all of our assets. We have has agreed to register the resale of the shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of 1933 upon request of the lenders.

June Private Placement

From May 1, 2006 through June 19, 2006, we privately offered of up to 5,625,000 units, each unit consisting of one share of common stock and a warrant to buy one share of our common stock with an exercise price of $0.80, for an aggregate offering price of $2,500,000. On June 19, 2006, we issued 2,500,000 units to a single non-U.S. investor for an aggregate purchase price of $1,000,000. This issuance was exempt under Regulation S of the Act. We agreed to register the shares of common stock underlying the Units within 90 days. We have not filed the registration statement. We engaged T&T Vermogensverwaltungs AG as our investment banker for this offering, who received $80,000 in commissions and 250,000 shares of common stock. In addition, a related party received a finder’s fee of $75,000, and an unrelated party received 250,000 common stock purchase warrants with an exercise price of $0.80 per share as a finder’s fee. The net proceeds of this offering to us after the payment of commissions, fees, and other expenses totaling $180,000 of the offering were approximately $820,000. The offering terminated on July 31, 2006, and no further units were sold.

We paid approximately $435,000 of the net proceeds of this offering either to or on behalf of Bio Solutions Franchise Corporation, Innovative Industries, and to persons or entities that we contend are affiliates of Bio Solutions Franchise Corporation and Innovative Industries. We have commenced an internal investigation into whether one or more of our employees or consultants made these and other expenditures of our funds without management approval or ratification. We are also investigating whether Bio Solutions Franchise Corp., Innovative Industries, or any of their respective principals or affiliates were involved with these or other expenditures of the net proceeds of the offering. This investigation is ongoing.

Capital Requirements

The report of our independent accountants for the fiscal year ended October 31, 2006 states that we have incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.

As of October 31, 2006, we had a working capital deficit of $1,184,435. Due to insufficient orders for our products from our sole customer, Bio Solutions Franchise Corp., and due to insufficient payment by Bio Solutions Franchise Corp. for products that it has ordered, we have been unable to generate sufficient cash flows from operations to operate our business. In addition, we made significant related party payments out of the net proceeds of our June 2006 private placement, which has further reduced our working capital for operations.

We believe that, as of the date of this report, our existing working capital and cash flows generated from operations will be sufficient to fund our plan of operations over the next 12 months, and accordingly, we will need to obtain additional financing.

As set forth above, we have entered into a loan agreement with various third party lenders, under which these lenders, in their sole and absolute discretion, can lend to us an additional $2,000,000. However, such loans are completely discretionary with the lenders, and as of the date hereof, we have received no commitment from these lenders to advance us additional funds.

In the event that our lenders do not advance us additional funds under the loan agreement, we would need to seek additional debt or equity financing, in the form of a private placement or a public offering, a strategic alliance, or a joint venture. Such additional financing, alliances, or joint venture opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects could be adversely affected. In addition, any debt financings or significant capital expenditures require the written consent of our existing lenders.

We intend to retain any future earnings to retire debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes. The loan agreement with our lenders contains restrictions as to the payment of dividends.

Off-Balance Sheet Arrangements

None.

Item 7. Financial Statements

Bio-Solutions Manufacturing, Inc.

CONTENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bio-Solutions Manufacturing, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Bio-Solutions Manufacturing, Inc. as of October 31, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended October 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2006, and the results of its operations and cash flows for the year ended October 31, 2006, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that Bio-Solutions Manufacturing, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
SHERB & CO, LLP
Certified Public Accountants

New York, New York
March 21, 2007

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive, Suite 226
Coral Springs, Florida 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hattiesburg, Mississippi

We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows for the year ended October 31, 2005 of Bio Solutions Manufacturing, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Bio Solutions Manufacturing Inc. and their cash flows for the year ended October 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is experiencing difficulty in generating sufficient cash flow to meet its capital requirements and sustain operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAUM & COMPANY, P.A.
BAUM & COMPANY, P.A.
Coral Springs, Florida
February 16, 2006

Bio Solutions Manufacturing Inc.
Consolidated Balance Sheet

October 31,
2006
Assets
Current assets:
Cash	$12,936
Accounts receivable - Affiliated Party
(net of allowance of $67,000)	67,177
Inventory	21,051
Prepaid expenses	3,000
Other receivables - related party
( net of allowance of $87,000)	87,904
Total current assets	192,068

Leasehold Improvements and Equipment (net)	458,990

Other Assets
Intangible assets	140,000
Security deposits	3,000
143,000
$794,058

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$344,212
Accounts payable - related party	111,734
Accrued expenses	104,908
Notes payable - related party	815,649
Total current liabilities	1,376,503

Stockholders' (deficit):
Preferred Stock, no par value 10,000,000 authorized,
none issued and outstanding	-

Common stock, $0.001 par value, 100,000,000 shares
authorized, 36,970,037 shares issued and outstanding	36,970
Additional paid-in capital	4,353,894
Accumulated Deficit	(4,973,309)
Total stockholders' (deficit)	(582,445)
$794,058

The accompanying notes are an integral part of these financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Operations

	For the years ended
	October 31,
	2006	2005

Revenues - related party	$143,515	$206,085

Cost of goods sold	121,512	136,250

Gross profit	22,003	69,835

Expenses:
General and administrative expenses	2,434,184	1,071,734
Total expenses	2,434,184	1,071,734

Net loss from operations before other expenses and
provision for income taxes	(2,412,181)	(1,001,899)

Other expenses:
Loss on sale of debt instrument	(298,073)	-
Interest expense	(29,549)	(22,784)
	(327,622)	(22,784)

Net loss before provision for income taxes	(2,739,803)	(1,024,683)

Provision for income taxes	-	-
Net loss	$(2,739,803)	$(1,024,683)

Net loss per weighted average share
- basic and diluted	$(0.107)	$(0.063)
Weighted average number of shares
- basic and diluted	25,707,270	16,815,089

The accompanying notes are an integral part of these financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Stockholders' (Deficit)

	Preferred Stock		Common Stock		Additional		Total
					Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, October 31,2004	-	$-	14,465,243	$14,465	$634,717	$(1,208,823)	$(559,641)

Debt converted for shares			1,543,985	1,544	384,452		385,996

Shares and warrants issued for cash			575,000	575	279,425		280,000

Shares issued for services			315,000	315	86,060		85,375

Net loss						(1,024,683)	(1,024,683)

Balance, October 31, 2005	-	-	16,899,228	16,899	1,383,654	(2,233,506)	(832,953)

Debt converted for shares			1,078,752	1,079	341,994		343,073

Shares and warrants issued for cash, net			2,500,000	2,500	817,500		820,000

Shares issued for services			6,028,991	6,029	1,585,947		1,591,976

Shares issued for Bio-Extraction
acquisition - related party			10,000,000	10,000	79,395		89,395

Shares issued for share restriction
agreement			463,066	463	145,404		145,867

Net loss						(2,739,803)	(2,739,803)

Balance, October 31, 2006	-	$-	36,970,037	$36,970	$4,353,894	$(4,973,309)	$(582,445)

The accompanying notes are an integral part of these financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Cash Flows

	For the years ended
	October 31,
	2006	2005
Cash flows from operating activities
Net loss	$(2,739,803)	$(1,024,683)
Shares issued for services	1,591,976	77,925
Shares issued for share restriction agreement	145,867	-
Depreciation and amortization	124,091	196,357
Reserve for allowance for doubtful accounts	154,000	-
Loss on sale of debt instrument	298,073	-

Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
changes in assets and liabilities:
Accounts receivable - related party	(85,495)	(48,682)
Inventory	(3,719)	7,871
Prepaid expenses	2,335	(5,335)
Other receivable -related parties	(174,904)	-
Accounts payable	(10,831)	(89,849)
Accrued expenses	104,908	-
Net cash (used) by operating activities	(593,502)	(886,396)

Cash flows from investing activities
Purchase of leasehold improvements	(224,150)	-
Net cash (used) by investing activities	(224,150)	-

Cash flows from financing activities
Sale of common stock, net	820,000	287,450
Proceeds related party loans (net of repayments)	140,811	(55,000)
Repayments loans other	(131,205)	583,018
Bank overdraft	-	4,987
Net cash provided by financing activities	829,606	820,455

Net increase (decrease) in cash	11,954	(65,941)
Cash and cash equivalents - beginning	982	66,923
Cash and cash equivalents- ending	$12,936	$982

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services provided	$1,591,976	$77,925
Shares issued for share restriction agreement	145,867	-
Stock for debt	343,073	385,996
Assets and Liabilities of Bio-Extraction acquired for shares issued:
Cash	$4,234
Inventory	600
Intangibles	140,000	-
Equipment - net	10,833	-
Accounts payables	66,272	-

The accompanying notes are an integral part of these financial statements.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended OCTOBER 31, 2006 and 2005

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company

Bio Solutions Manufacturing, Inc. (the “Company”) is a provider of waste bioremediation services. The Company operates through two wholly-owned subsidiaries, Bio Solutions Production, Inc. (“BSP”), a developer and manufacturer of biological waste remediation products which are used by municipal collection systems and food service facilities, and Bio-Extraction Services, Inc. (“BESI”), a development stage company acquired to focus on the production and sale of biodiesel fuel. The Company’s biological waste remediation products are sold throughout the United States through its exclusive selling agent.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended October 31, 2006 and 2005, the Company has incurred net losses of $2,739,803 and $1,024,683 and has a stockholders’ deficit of $582,445 as of October 31, 2006. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

The Company has laid off its employees at its facility in Mississippi in February 2007 as a result of an ongoing dispute with its exclusive selling agent. See Note 9. Once such disputes are resolved, the Company anticipates selling its biological waste remediation products again. The Company anticipates future losses from operations as a result of this matter.

These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BSP and BESI. Significant inter-company accounts and transactions have been eliminated.

Variable Interest Entity - Bio-Solutions Franchise Corp.

Based on the cost sharing arrangement for determining the selling price of the products the Company sells to its exclusive selling agent, Bio-Solutions Franchise Corp. (“BSFC”) (see Note 9) and that the Company believes that there are common ownership issues with the stockholders of the Company and BSFC, the Company believes that BSFC could be considered a variable interest entity. The acquisition of BESI and the related issuance of the Company’s common stock to these related parties further enhance common ownership matters. The Company has not been able to obtain not audited records of BSFC nor does it have have access to such financial records, hence the Company is not able to provide any financial information with regards to BSFC, pursuant to FIN 46R - Consolidation of Variable Interest Entities. The disclosure requirements under FIN 46R could require a consolidation of such variable interest entity and/or the disclosure of the size, purpose, and activities of such variable interest entity and financial amounts at risk. Management of the Company believes the consolidation of BSFC will not erode the asset base of the Company, as it believes that BSFC is merely a marketing company with little financial risks, other than payroll. The Company believes the terms of the selling agreement has encumbered the Company with most of the financial burden of risks, and accordingly, the consolidation of BSFC would not change the balance sheet much, although the Company’s management is not certain.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended OCTOBER 31, 2006 and 2005
Reclassifications

Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Allowance for Doubtful Accounts

The Company records a bad debt expense/allowance based on management’ estimate of uncollectible accounts. All outstanding accounts receivable accounts and other receivables are reviewed for collectibility on an individual basis and will be fully written off once management has exhausted all available collection efforts. The bad debt expense recorded for the years ended October 31, 2006 and October 31, 2005 was $154,000 and $0, respectively

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for raw materials, work-in-progress, and the specific identification method for finished goods.

Leasehold Improvements and Equipment

Leasehold improvements and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance, and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

The Company depreciates its property and equipment under the straight-line method as follows:

Furniture	5 years
Office equipment	5 years
Machinery and equipment	5 years
Leasehold improvements	10 years

Long Lived Assets

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued establishing new rules and clarifying implementation issues with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” by allowing a probability weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity’s operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company believes that, at October 31, 2006, no such impairments exist.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended OCTOBER 31, 2006 and 2005

Revenue Recognition

Sales are recorded at the time title passes to the customer, which, based on shipping terms, generally occurs when the product is shipped to the customer. Based on prior experience, the Company reasonably estimates its sales returns and warranty reserves and are recorded when such reserve estimates are required. Due to the low volume of sales, there currently are no such reserve recorded for sales returns or warranty reserves. Sales are presented net of discounts and allowances.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations. Such costs for the fiscal 2006 were $931.

Advertising Expenses

The Company expenses the cost of advertising in the period in which the advertising takes place. The Company incurs minimal advertising expenses, primarily due to the exclusive selling agreement with BSFC. Advertising expenses for the year ended October 31, 2006 and October 31, 2005 was $302 and $125, respectively.

Stock-Based Employee Compensation

The Company accounted for stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and the Financial Accounting Statement of Financial Accounting Standards No. 123 and No. 148 (SFAS 123 and SFAS 148), “Accounting for Stock-Based Compensation”. Under SFAS 123, the Company will continue to apply the provisions of APB 25 to its stock-based employee compensation arrangements, and is only required to supplement its financial statements with additional pro-forma disclosures. The Company did not issue any options or warrants for compensation in the last two fiscal years. All shares issued for services have been valued at market value and the related value has been expensed accordingly.

Effective November 1, 2006 (the first day of our 2007 fiscal year), the Company adopted SFAS 123R. Under the application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of SFAS 123R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

SFAS 123R eliminates the alternative to use the intrinsic value methods of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment transactions with employees.

Concentration of Credit Risk

The Company does not believe that it is subject to any unusual or significant risks in the normal course of business, aside from the exclusive selling arrangement noted elsewhere. The Company does at times have cash in excess of the federal insurable limits. The Company has only one customer for its BSP products, which is Bio Solution Franchise Corp., a related party which resells product primarily to its franchisees. There is a selling restriction on selling such products to any other customers due to a ten year agreement, as further discussed in Note 9.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended OCTOBER 31, 2006 and 2005

Income Taxes

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 (“SFAS 109”). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. Common stock equivalents attributed to the 3,225,000 warrants outstanding have not been included in the EPS calculation as the inclusion of such warrants would be anti-dilutive.

Accounting Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The reserves on the Company’s related party receivables could change in the near future.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2006. The Company considers the carrying value of accounts receivable, net of reserves, accounts payable and accrued expenses in the financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded related party assets and liabilities.

Recent Accounting Pronouncements

FASB 154 - Accounting Changes and Error Corrections

In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 155 - Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended OCTOBER 31, 2006 and 2005
FIN 48 - Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This provision is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal year 2008. The Company is evaluating the impact, if any; the adoption of this statement will have on its results of operations, financial position, or cash flows. Given the Company’s substantial loss carry-forward, it does not, in the near term, expect to have any impact of the Company’s tax position with the adoption of FIN 48.

FASB 157 - Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which will be the Company’s fiscal year 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

SAB 108 - Considering the Effects of Prior Year Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for fiscal years beginning after November 15, 2006, which will be the Company’s fiscal year 2008.

NOTE 2 - ACQUISITION OF BIO-EXTRACTION SERVICES, INC. - RELATED PARTY

On June 30, 2006, the Company acquired 100% of the outstanding shares of Bio Extraction Services, Inc., a company engaged in bio-fuel technology, from Bio Solutions Franchise Corp. (an affiliated entity and the Company’s sole customer) for 10,000,000 shares of the Company’s common stock. The Company acquired certain intangibles amounting to $140,000, and a nominal amount of other assets and assumed certain payables amounting to $66,000. The transaction has been accounted for as a purchase acquisition under common control. The issuance of the 10,000,000 shares of common stock was recorded based on the net acquired net assets at the historical cost basis. The transaction was considered to be common control as Bio Solutions Franchise Corp. and its majority stockholders also collectively are the largest stockholders of the Company. In addition, Bio Solutions Franchise Corp. is the sole customer of the Company’s BSP products.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended OCTOBER 31, 2006 and 2005

The assets and liabilities as of June 30, 2006, acquired of Bio Extraction Services, Inc. for the issuance of stock is as follows:

Cash	$4,234
Inventories	600
Equipment, net	10,833
Intangibles	140,000
Total assets	$155,667

Accounts payable	$66,272
Net equity acquired	89,395
Total liabilities & equity	$155,667

Bio Extraction Services, Inc. is a newly formed enterprise, and there were no sales to date since inception (December 7, 2005). Bio Extraction Services, Inc. lost approximately $40,000 from operations since inception to the date of the acquisition, and the pro-forma loss of the Company as if Bio-Extraction had been included with the operations of the Company since inception would increase by such $40,000 loss to approximately $2,800,000 for the year ended October 31, 2006.

NOTE 3 - INVENTORIES

Inventories at October 31, 2006 consists of the following;

Finished goods	$6,928
Raw materials	14,123
$21,051

NOTE 4 - LEASEHOLD IMPROVEMENTS AND EQUIPMENT

At October 31, 2006, property and equipment consisted of the following:

Description	Amount

Office furniture and equipment	$26,500
Machinery and equipment	449,573
Leasehold improvements	342,213

818,286
Less: accumulated depreciation	(359,296)

Property and equipment, net	$458,990

Depreciation expense charged to operations totaled $82,424 and $71,357 in 2006 and 2005, respectively.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended OCTOBER 31, 2006 and 2005

NOTE 5 - LOANS PAYABLE

Loans Payable - Related Parties

Convertible demand loan bearing interest at 7.5%. The principal and accrued interest on the convertible loan is convertible, at the holder’s option, into shares of the Company’ common stock at a conversion rate of $0.25 per share. Since October 31, 2006, this note has been amended and restated. See Note 12.	$537,954

Convertible demand loan bearing interest at 5.0%. The principal and accrued interest on the convertible loan is convertible, at the holder’s option, into shares of the Company’ common stock at a conversion rate of $0.25 per share. This loan may be repaid via shipment of product to the holder. Since October 31, 2006, this note has been amended and restated. See Note 12.	$264,695

Demand loan bearing interest at 0.0%.	$13,000

Total	$815,649

NOTE 6 - INTANGIBLE ASSETS

The Company, as a result of the acquisition of manufacturing assets of Bio-Solutions International, Inc., had a step in value of its capitalized product formulas. Upon inception of the Company, a value of $50,000 was assigned to these assets as a result of a purchase from the outside party exclusively producing the product. Over the years, various costs for research and developments have been expensed to operations. Additionally, many new reformulations of the product have occurred and new products have been developed. As a result of the reorganization in March 2004, based on the consideration a value of $250,000 was assigned to the product formulation. It has been ascertained, that the stated value of $250,000 for the product formulation will be amortized over two years. The amortization expense for the year ending October 31, 2006 and 2005 was $41,667 and $125,000 for each year, respectively. The recorded value of this intangible at October 31, 2006 is $-0-.

As a result of the acquisition of Bio-Extraction Services, Inc. in June 2006, the Company acquired certain technologies and provisional patent applications valued at $140,000. Amortization has not been commenced as such technologies and provisional patent applications have yet to be placed in service. Once such intangibles are placed in service, the Company expects to amortize such costs over 17 years, or $8,235 per year.

NOTE 7 - EQUITY TRANSACTIONS

Preferred Stock

As of October 31, 2006, the Company had authorized 10,000,000 shares of preferred stock, none of which were issued or outstanding.

The shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors is expressly authorized to provide for the issue of all or any of the shares of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designations, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be adopted by the board of directors and as may be permitted by law.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended OCTOBER 31, 2006 and 2005

Common Stock

As of October 31, 2006, the Company had authorized 100,000,000 shares of common stock, of which 36,970,037 were issued and outstanding. The holders of the Company’s common stock are entitled to one vote per share of common stock held.

During fiscal 2005, the following equity transactions occurred:

The Company had $385,996 in debts converted into 1,543,985 shares of common stock during the year at a share price of $0.25, which was at the then market price of the trading stock of the Company.

The Company raised $280,000 in cash for the issuance of 575,000 shares of common stock during the year at share prices ranging from $0.25 to $0.50 per share and 175,000 two year warrants at exercise prices ranging from $.75 to $1.50 per share.

The Company issued 315,000 shares of common stock during the year for services valued at $85,375, at share prices ranging from $0.21 to $0.65 per share, which was at the then market price of the trading stock of the Company.

During fiscal 2006, the following equity transactions occurred:

In June 2006, the Company issued 2,500,000 shares of common stock for cash totaling $1,000,000. The Company also issued 2,500,000 common stock purchase warrants with an exercise price of $.80 per share in connection with this issuance. The investment banker received $70,000 in commissions and 250,000 shares of common stock. In addition, a related party received a finder’s fee of $75,000, and an unrelated party received 250,000 common stock purchase warrants with an exercise price of $0.80 per share as a finder’s fee. The net proceeds of this offering to the Company after the payment of commissions, fees, and other expenses totaling $180,000 of the offering were approximately $820,000.

In June 2006, the Company acquired 100% of the outstanding shares of Bio Extraction Services, Inc., a company engaged in bio-fuel technology, from Bio Solutions Franchise Corp. (an affiliated entity and the Company’s sole customer) for 10,000,000 shares of the Company’s common stock. The transaction has been accounted for as a purchase acquisition under common control. The issuance of the 10,000,000 shares of common stock was recorded based on the net acquired net assets at the historical cost basis.

The Company had $127,500 in debts converted into 1,078,752 shares of common stock, net of $82,500 of debts and 150,000 shares rescinded for reinstated debts converted in 2005, during the year at a share price of $0.25. Another $298,073 of expense was recorded on a portion of these debts acquired from related parties converted in fiscal 2006 into equity to reflect the market value of the stock issued for such debts, which was at the then market price of the trading stock of the Company.

The Company issued 4,594,614 shares of common stock during the year for services valued at $1,336,105, at share prices ranging from $0.17 to $0.42 per share, which was at the then market price of the trading stock of the Company. There remains $272,928 of such services yet to be expensed for the term of some agreements to render services to the Company.

The Company issued 1,434,377 shares of common stock during the year for services valued at $528,799 to related parties, employees, and the management of the Company, at share prices ranging from $0.36 to $0.58 per share, which was at the then market price of the trading stock of the Company.

During the second quarter of 2006, the Company issued 463,066 shares of common stock to related parties and former officers of the Company in consideration for their agreement to enter into share lock-up agreements. These shares were recorded at their value of $145,867 or $0.35 per share, which was at the then market price of the trading stock of the Company.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended OCTOBER 31, 2006 and 2005

Warrants

Warrants have been issued for equity raises only for the last years. Warrants issued before October 31, 2005 were issued for services and are fully vested.

A summary of the warrant activity of for the years ended October 31, 2006 and 2005 is as follows:

			Weighted Average
	Stock Options		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2004	450,000	450,000	$1.50	$1.50
Granted Fiscal Year 2005	175,000	175,000	0.86	0.86
Exercised Fiscal Year 2005	-		-
Canceled Fiscal Year 2005	-		-
Balance - October 31, 2005	625,000	625,000	1.32	1.32
Granted Fiscal Year 2006	2,750,000	2,750,000.80		.80
Exercised Fiscal Year 2006	-		-
Expired Fiscal Year 2006	(150,000)	(150,000)	(.75)	(.75)
Balance - October 31, 2006	3,225,000	3,225,000	$ 0.86	$ 0.86

Information, at date of issuance, regarding warrants for the year ended October 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended October 31, 2006:
Exercise price exceeds market price	-	-	-
Exercise price equals market price	2,750,000	$$0.80	$0.24
Exercise price is less than market price	-	-	-

The following table summarizes information about warrants outstanding and exercisable at October 31, 2006:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.80	2,750,000	2.67	$0.80	2,750,000
$1.50	475,000.25		$1.50	475,000

Stock incentive plans

On April 19, 2002, the Company adopted the Bio Solutions Manufacturing Inc. (formerly Single Source Financial Services Corporation) 2002 Omnibus Securities Plan (the “2002 Plan”). Under the plan, the Company may grant options or issue stock to selected employees, directors, and consultants for up to 30,000 shares. The exercise price of each option is at the discretion of the Board of Directors but can not be less than 85% of the fair market value of a share at the date of grant (100% of fair market value for 10% stockholders). The vesting period of each option granted is also at the discretion of the Board of Directors, but each option granted shall vest at a rate of no less than 20% per year from date of grant.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended OCTOBER 31, 2006 and 2005

In August 2005, the number of shares under the 2002 Plan was increased by 3,000,000 and 400,000 shares were issued under the 2002 Plan. In January 2006, the 3,000,000 increase was reaffirmed and ratified by the Board of Directors when technical deficiencies in the registration statement registering the shares of stock issuable under the 2002 Plan were corrected. As of October 31, 2006, the total authorization is 3,030,000 shares, 2,539,941 shares have been issued under the 2002 Plan and no options have been granted.

On October 27, 2006, the Company adopted its 2006 Stock Incentive Plan (the “2006 Plan”). The Company is permitted to issue up to 6,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2006, 2,440,000 shares have been issued under the 2006 Plan and no options have been granted.

NOTE 8 - INCOME TAXES

The provisions for income taxes for the year ended October 31, 2006 consisted of the following:

Provision benefit for income taxes	$932,000
at statutory federal rate,
Valuation Allowance	(932,000)
Net Income Tax Provision	$-

The reported provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% to the loss before income taxes as follows:
October 31, 2006
Federal income taxes at statutory rate	34%
State tax rate, net of federal income tax	3
Valuation Allowance	(37)
Effective income tax rate	0%

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company’s ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The Company has not filed their federal or state income tax returns for several years.

At October 31, 2006, the Company has unused net operating losses of approximately $3,000,000 (which will begin expiring in 2019 through 2026) that may be applied, against future taxable income.

Due to the changes in ownership over the years for the various acquisitions, debt conversions and equity financings, the Company may have triggered a Section 382 limitation on the utilization of such net operating loss carryforwards. The Company has not performed such an evaluation to determine whether the net operating loss carryforwards have been limited.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has extensive amounts of related party transactions, some of which are currently being disputed by current management.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended OCTOBER 31, 2006 and 2005

The Company has entered into an exclusive ten year selling arrangement with a current stockholder that, along with its affiliates, owns a large portion of the Company’s stock. On March 12, 2004, the Company entered into an exclusive ten year arrangement with Bio Solutions Franchise Corp., which can be extended year to year thereafter, for the sale of the Company’s products. In addition to the requirement that the Company exclusively sell its products through Bio Solutions Franchise Corp., the Company agreed to other conditions, such as the full assumption of warranty risk, staffing of a facility, carrying of inventory, development of new products, training of personnel for technical support, and sharing of costs of brand awareness all for Bio Solutions Franchise Corp.’s selling and marketing efforts. The cost of such product sold shall vary from time to time based on an equal sharing of the costs incurred to produce and sell such products by both parties.

Primarily as a result of the above selling arrangement and other transactions, the Company has recorded approximately $300,000 of related party accounts receivables and related party other receivables, which a $154,000 allowance for doubtful accounts has been recorded. A reserve has been recorded primarily due to the strained relationship with these related parties and collectibility is not assured, although is being pursued.

The Company has entered into a lease arrangement, detailed further under Note 9, with a limited liability company that is part of a group that collectively are the largest stockholders of the Company. There are current disputes as to the monies owed and paid under such lease, including capital repairs that the Company made on behalf of the landlord.

On June 30, 2006, the Company acquired 100% of the outstanding shares of Bio Extraction Services, Inc., a company engaged in bio-fuel technology, from Bio Solutions Franchise Corp. (an affiliated entity and the Company’s sole customer) for 10,000,000 shares of the Company’s common stock. The Company acquired certain intangibles amounting to $140,000, and a nominal amount of other assets and assumed certain payables amounting to $66,000. The transaction has been accounted for as a purchase acquisition under common control. The issuance of the 10,000,000 shares of common stock was recorded based on the net acquired net assets at the historical cost basis. The transaction was considered to be common control as Bio Solutions Franchise Corp. and its majority stockholders also collectively are the largest stockholders of the Company. In addition, Bio Solutions Franchise Corp. is the sole customer of the Company’s BSP products.

During 2006 and 2005, there were 1,434,377 and 165,000 shares of common stock issued, respectively, to related parties, management and employees of the Company for services rendered. The expense for such shares issued was recorded using the then fair market value of the shares issued.

Certain majority lenders to the Company who have advanced funds to the Company and subsequently formalized all of such advances with executed notes (see Note 12) also may own shares in the Company and have received fees in cash and shares for other services rendered during the year. One such lender has rendered consulting services to the Company during 2005 and 2006. As of October 31, 2006, there was $111,734 due to this individual.

NOTE 10 - LEASE COMMITMENTS

Effective March 1, 2004, BSP assumed the net, net, lease for office and warehouse facilities in Hattiesburg, Mississippi for BSP for a term expiring in May 2007. Rent expense for the year ending October 31, 2006 and October 31, 2006 was $36,000. Future minimum annual rentals are $12,000 in 2007. The leased facilities are owned by a limited liability company that is a related party. A dispute has arisen with the landlord regarding the amounts owed under the lease. See Note 11.

NOTE 11 - SEGMENT REPORTING

During 2006, the Company has two reportable segments through two wholly-owned subsidiaries, BSP, a developer and manufacturer of biological waste remediation products which are used by municipal collection systems and food service facilities ( cleaning division ), and the newly acquired BESI entity, a development stage company acquired to focus on the production and sale of biodiesel fuel ( biodiesel division ). The general and administrative expenses of the parent public company are recorded on the books of BSP. During 2005, there was only one reportable segment, hence no 2005 amounts are being presented.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended OCTOBER 31, 2006 and 2005

Financial Data for 2006:

	BioDiesel Division	Cleaning Division including parent company expenses
Revenues	$-	$143,515
Interest expense	-	29,549
Net loss	138,577	2,601,226

Long lived assets	159,586	439,404
Capital expenditures	-	224,150
Total assets	168,490	625,568
Long term debt	-	-

NOTE 12 - SUBSEQUENT EVENTS

On November 29, 2006, the Company entered into a loan agreement with certain existing related party lenders and a new lender, pursuant to which the Company borrowed approximately $164,000 and certain outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to the Company, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of the Company’s common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of the Company’s common stock immediately prior to conversion, although such conversions may not be less $0.01 per share, in any circumstances. An expense of $127,662 will be recorded in the first quarter of fiscal 2007, attributed the beneficial conversion feature with this loan agreement. The notes are secured by a first priority security interest in all of the assets of the Company. The Company has agreed to register the resale of the shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of 1933 upon request of the lenders.

In February 2007, BSP effected a reduction in force series of layoffs in its Mississippi facility. It also received a letter of resignation from its director of research and development. As of the date hereof, it has ceased production of biological waste remediation products until further notice.

In March 2007, Innovative Industries, LLC, a related party and the owner of the office and warehouse facilities that BSP leases, delivered to the Company a demand for payment of past rent allegedly due under the lease agreement assumed by BSP in March, 2004. The Company denies that it or BSP owes any amounts to Innovative Industries and contends that it has overpaid its obligations under the lease by approximately $16,000. The Company also contends that Innovative Industries materially breached the lease by failing to maintain fire, windstorm, and extended insurance on the leased premises, and as a result of such breach, the Company suffered approximately $86,000 in damages. The Company has delivered demand to Innovative Industries for payment of approximately $102,000. As of this time, neither Innovative nor the Company has commenced any legal action with respect to this dispute.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended OCTOBER 31, 2006 and 2005

The Company has commenced an internal investigation into whether one or more employees or consultants of the Company made expenditures of Company funds without management approval or ratification. The Company is also investigating whether the Company’s sole customer, Bio Solutions Franchise Corp., the Company’s landlord, Innovative Industries, or any of their respective principals or affiliates were involved with these expenditures. This investigation is ongoing.

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

At the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion. In addition, our Chief Executive Officer and Chief Financial Officer have identified significant deficiencies that existed in the design or operation of our internal control over financial reporting that they consider to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” In light of the material weaknesses described below, we performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

We did not design and maintain effective entity-level controls as defined in the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). Specifically:

Control Environment. We did not design or maintain an effective control environment that fully emphasized the establishment of adherence to effective internal controls over financial reporting throughout our organization. We did not maintain the appropriate tone throughout the organization and did not give special consideration to the risk of related party override of internal controls, unauthorized cash expenditures, lack of control over accounting department personnel.

Risk Assessment. We did not conduct a risk assessment to consider the risk of unauthorized cash expenditures, lack of control over accounting department personnel, or other internal or external factors such as conflicts of interest in our accounting department that could affect our organization.

Control Activities. We did not maintain controls to deter the unauthorized expenditure of our assets. We believe that our controls to prevent and detect related party override of control activities were not adequate to prevent such activities from occurring. Additionally, we did not maintain the appropriate security controls or access limitation controls to our accounting system or our cash accounts.

Information and communication. We did not adequately communicate to all employees and consultants of the organization information regarding the importance of internal controls over financial reporting and the employees’ and consultants’ duties and responsibilities.

Monitoring. We did not maintain appropriate monitoring controls such as procedures to ensure periodic evaluations of internal controls to obtain evidence that controls were operating effectively. We did not maintain effective controls to ensure there was adequate monitoring and oversight of the work performed by the accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements.

Cash Management Process and Safeguarding of Assets. We did not maintain adequate controls over our cash accounts. Bank reconciliations were not accurately prepared or reviewed on a timely basis. Inadequate segregation of duties existed. We believe that related party overrides may have resulted in the unauthorized initiation, approval, and execution of our checks.

These conditions constitute deficiencies in both the design and operation of entity-level controls. As a result of these material weaknesses, the following occurred:

Our accounting books and records have historically been maintained at our facility in Hattiesburg, Mississippi by employees and consultants who have historically constituted our accounting department. We believe that these individuals also work for Bio Solutions Franchise Corp. and certain of its affiliates. Bio Solutions Franchise Corp. is the distributor of our cleaning products, a significant stockholder of ours, and a related party. Certain individuals in the accounting department refused instructions from our management to refrain from making cash expenditures without management approval. Certain individuals also refused instructions to deliver our accounting books and records to our management for a significant period of time after the close of our fiscal year. We believe that these individuals also work for Bio Solutions Franchise Corp. and certain of its affiliates, and the we are currently investigating whether Bio Solutions Franchise Corp. or any of its principals or affiliates were involved with these refusals. As a result of our apparent lack of control over our accounting personnel, we have ceased using the accounting personnel in connection with the preparation of our financial statements, and accordingly, we have been significantly understaffed in our accounting department.

In addition, as a result of these material weaknesses, we paid approximately $435,000 of the net proceeds of our June 2006 private offering either to or on behalf of Bio Solutions Franchise Corp., Innovative Industries, and to persons or entities that we contend are affiliates of Bio Solutions Franchise Corp. and Innovative Industries. We have commenced an internal investigation into whether one or more of our employees or consultants made these and other expenditures of our funds without management approval or ratification. We are also investigating whether Bio Solutions Franchise Corp., Innovative Industries, or any of their respective principals or affiliates were involved with these or other expenditures of the net proceeds of the offering. This investigation is ongoing.

In addition, in performing its audit of our consolidated financial statements for the fiscal year ended October 31, 2006, our independent auditors, Sherb & Co., LLP, notified our Board of Directors of several reportable conditions in internal controls under standards established by the American Institute of Certified Public Accountants. Reportable conditions involve matters coming to the attention of our auditors relating to significant deficiencies in the design or operation of internal controls that, in their judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements. Sherb & Co., LLP stated that while none of the items identified by them individually are individually a material weakness, the combined effect of these issues and the inability to produce timely accurate financial statements is a material weakness.

These significant deficiencies in the design and operation of our internal controls include the needs to hire additional staffing, to change the structure of our finance and accounting department, and to provide training to existing and new personnel in SEC reporting requirements. Furthermore, the deficiencies include the need for formal control systems for journal entries and closing procedures, as certain control accounts were not being timely reconciled to the general ledger activity, the need to form an independent audit committee as a form of internal checks and balances and oversight our management, especially for related party transactions, to implement budget and reporting procedures, and the need to provide internal review procedures for schedules, SEC reports and filings prior to submission to the auditors and/or filing with the SEC.

As a result of these deficiencies, our original Annual Report on Form 10-KSB did not contain all material information which is required to be disclosed, and in particular, our financial statements for the fiscal year ended October 31, 2006.

These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are seeking to improve and strengthen our control processes and procedures. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies by relocating our accounting books and records, terminating the use of related party employee and consultants in our accounting department, adding additional accounting personnel, improving supervision and increasing training of our accounting staff with respect to generally accepted accounting principles, providing additional training to our management regarding use of estimates in accordance with generally accepted accounting principles, increasing the use of contract accounting assistance, and increasing the frequency of internal financial statement review. We will continue to take additional steps necessary to remediate the material weaknesses described above.

Our Chief Executive Officer and Chief Financial Officer have also evaluated whether any change in our internal controls occurred during the fourth fiscal quarter and have concluded that there were changes in our internal controls or in other factors that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

Item 8B. Other Information.

Loan Agreement

Since 2003, we have borrowed money from a group of third-party lenders in order to fund our operations. As of October 31, 2006, the outstanding principal balance on these loans was approximately $800,000. On November 29, 2006, we entered into a loan agreement with certain these lenders and a new lender, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion; provided, however, that the conversion price may not be less that $0.01 per share under any circumstances. The notes are secured by a first priority security interest in all of our assets. We have has agreed to register the resale of the shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of 1933 upon request of the lenders. The Company relied on the exemptions from registration provided by Section 3(a)(9) and Section 4(2) of the Securities Act of 1933, as amended, for the issuance of the notes under the loan agreement.

Notice of errata

In 2006, we issued various press releases which refer to the BESI fat, oil, and grease extraction technology as “patented.” While there is a patent application pending with the U.S. Patent and Trademark Office, no patent has been issued with respect to this technology.

We also issued various press releases referring to us or our subsidiaries as having a network of franchises. Bio Solutions Franchise Corp., the distributor of cleaning products and a significant stockholder, maintains the network of franchises.

We also issued press releases referring to our private placement conducted in May and June of 2006. The heading of those press releases stated that we received funding of $2,250,000. At that time, we had received a commitment from T&T Vermogensverwaltungs AG to raise up to $2,250,000 on a best-efforts basis. These press releases were later corrected and replaced to announce that we had raised $1,000,000 in the private placement, and that the offering would remain open for a reasonable period of time to accept additional subscriptions. The offering closed on July 31, 2006 with no additional subscriptions being received.

Internal Investigations

On June 19, 2006, we sold 2,500,000 units (consisting of 1 share of common stock and a warrant to buy 1 share of our common stock with an exercise price of $0.80) to a single non-U.S. investor for an aggregate purchase price of $1,000,000. The net proceeds of this offering to us after the payment of commissions, fees, and other expenses totaling $180,000 of the offering were approximately $820,000.

We paid approximately $435,000 of the net proceeds of this offering either to or on behalf of Bio Solutions Franchise Corporation, Innovative Industries, and to persons or entities that we contend are affiliates of Bio Solutions Franchise Corporation and Innovative Industries. We have commenced an internal investigation into whether one or more of our employees or consultants made these and other expenditures of our funds without management approval or ratification. We are also investigating whether Bio Solutions Franchise Corp., Innovative Industries, or any of their respective principals or affiliates were involved with these or other expenditures of the net proceeds of the offering. This investigation is ongoing.

Our accounting books and records have historically been maintained at our facility in Hattiesburg, Mississippi by employees and consultants who have historically constituted our accounting department. We believe that these individuals also work for Bio Solutions Franchise Corp. and certain of its affiliates. Bio Solutions Franchise Corp. is the distributor of our cleaning products, a significant stockholder of ours, and a related party. Certain individuals in the accounting department refused instructions from our management to refrain from making cash expenditures without management approval. Certain individuals also refused instructions to deliver our accounting books and records to our management for a significant period of time after the close of our fiscal year. We believe that these individuals also work for Bio Solutions Franchise Corp. and certain of its affiliates, and the we are currently investigating whether Bio Solutions Franchise Corp. or any of its principals or affiliates were involved with these refusals.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

Executive Officer and Directors

Our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Position

David S. Bennett	67	Chairman of the Board of Directors, President, and Chief Executive Officer

Patricia M. Spreitzer	52	Vice President, Secretary, Treasurer, and Director

David S. Bennett has been a director of Bio Solutions Manufacturing, Inc. and its President since May, 2005. Mr. Bennett has over 25 years experience in direct sales and channel partnerships, including IBM, Oracle, and Sun Microsystems. Most recently, he has acted as senior business development consultant for a number of specialty start-up firms. He was Vice President and Head of North American Sales for OM Technology, Inc., a European firm. He has generated over $50 million in software license revenues from treasury and derivative applications from over 30 banks and major financial institutions. From 1991 through 1997, as Head of Sales for TCAM, a North American firm specializing in order management and equities trading, Mr. Bennett brought the firm into the top 5% of software firms in the United States, based upon both license and service bureau revenue streams. He has both graduate and post graduate degrees in Economics and Education from Southampton University, U.K.

Patricia M. Spreitzer has been a director of Bio Solutions Manufacturing, Inc. since March 2004 and its Secretary and Treasurer since November 2004. During the period from 2001 through 2003, Ms. Spreitzer had been employed as the assistant project controller for a publicly owned international general contractor. Prior and subsequent to such employment, she was an office manager responsible for all administrative functions including accounts receivable and accounts payable and payroll.

Information about our Board and its Committees.

Resignation of Robert Knorr as Director. On September 28, 2006, Robert J. Knorr resigned as a director. In his resignation, Mr. Knorr advised the board of directors that he had been told that our bank account was overdrawn by $9,000,000 and was concerned that there could be criminal liability associated with such an overdraw. Mr. Knorr also stated that he had not received any information regarding the company and had not received minutes of prior board meetings. Finally, Mr. Knorr stated that he had been promised 250,000 shares of the company’s common stock for his director services.

We have investigated the rumor that our bank account was overdrawn by $9,000,000 and has determined that the rumor was completely false. The board of directors also believes that it advised Mr. Knorr on all material matters on a periodic basis, and that all minutes of board meetings and committee meetings were available to Mr. Knorr upon request. In addition, we have investigated whether we owe Mr. Knorr any additional shares for his services as a director and have concluded that we do not.

Since his original resignation, Mr. Knorr has advised us that our resignation was also due to a lack of proper information that he believes should have been given to him before board meetings, such as an agenda and background on items to be discussed, a lack of distribution of the official minutes of the meetings to him on a timely basis, and the lack of giving him an opportunity to preview of public statements prior to their release. Mr. Knorr also stated that he was concerned that some of the public statements made by us were less than factual and that he might be held responsible for them.  Mr. Knorr also contended that we refused him access to press releases and treated him as if his position on the board of directors did not mean anything. He further contended that we paid for a major shareholder’s personal attorney’s fees. Finally, he reiterated that he believed he was due additional shares of common stock, and that he believed that the remaining board members issued themselves common stock without his presence or approval. We have investigated Mr. Knorr’s further allegations and have determined that they are without merit or otherwise immaterial.

Board Committees. The Board of Directors has a standing Compensation Committee. We do not have either an audit committee or a nominating committee. It is the view of the board of directors that it is appropriate to not have any of these committees since they are not required to maintain its listing on the OTC Bulletin Board, since it only has two directors who would serve to act as the committee in any event, and due to the additional and unnecessary costs associated with administering the committees.

The members of the Compensation Committee are David S. Bennett and Patricia M. Spreitzer, neither of whom is “independent” under any known listing standards. The basic responsibility of the Compensation Committee is to review the performance and development of our management in achieving corporate goals and objectives and to assure that our senior executives are compensated effectively in a manner consistent with our strategy, competitive practice, and the requirements of the appropriate regulatory bodies. Toward that end, the Committee oversees, reviews, and administers all compensation, equity, and employee benefit plans and programs.

In carrying out its purpose, the Committee will have the following responsibilities and duties:

•	Review annually and approve our compensation strategy to ensure that our employees are rewarded appropriately for their contributions to our growth and profitability.

•	Review annually and approve corporate goals and objectives relevant to executive compensation and evaluate performance in light of those goals.

•
Review annually and determine the individual elements of total compensation for the Chief Executive Officer and all other officers, and communicate to stockholders the factors and criteria on which the Chief Executive Officer and all other executive officers’ compensation for the last year was based.

•	Approve all special perquisites, special cash payments, and other special compensation and benefit arrangements for our officers.

•
Review and recommend compensation for non-employee members of the board, including but not limited to the following elements: retainer, meeting fees, committee fees, committee chair fees, equity or stock compensation, benefits, and perquisites.

•
With sole and exclusive authority, make and approve stock option grants and other discretionary awards under our stock option or other equity incentive plans to all persons who are board members or officers.

•	Grant stock options and other discretionary awards under our stock option or other equity incentive plans to all other eligible individuals in our service.

•
Amend the provisions of our stock option or other equity incentive plans, to the extent authorized by the board, and make recommendations to the board with respect to incentive compensation and equity-based plans.

•
Oversee and periodically review the operation of all of our employee benefit plans, including, but not limited to, our stock option and other equity incentive plans. Responsibility for day-to-day administration, including the preparation and filing of all government reports and the preparation and delivery of all required employee materials and communications, will be performed by our personnel.

•
Ensure that the annual incentive compensation plan is administered in a manner consistent with our compensation strategy and the terms of such plan, including but not limited to the following: participation, target annual incentive awards, corporate financial goals, actual awards paid to officers, total funds reserved for payment under the plan, and potential qualification under IRS Code Section 162(m).

•
Review matters related to management performance, compensation, and succession planning (including periodic review and approval of Chief Executive Officer and other officer succession planning) and executive development for executive staff.

•	Approve separation packages and severance benefits for officers to the extent that the packages are outside the ordinary plan limits.

•	Have full access to our executives and personnel as necessary to carry out its responsibilities.

•
Obtain such data or other resources as it deems necessary to perform its duties, including, but not limited to, obtaining external consultant reports or published salary surveys, and engaging independent compensation consultants and other professionals to assist in the design, formulation, analysis, and implementation of compensation programs for our officers and other key employees.

•
Have responsibility for the review and approval of all reports and summaries of compensation policies and decisions as may be appropriate for operational purposes or as may be required under applicable law.

•	Perform any other activities consistent with the Compensation Committee charter, our bylaws, and governing law as the Committee or the board deems necessary or appropriate.

•	Review the Committee Charter from time to time and recommend any changes to the board.

•	Report to the Board on the major items covered at each Committee meeting.

During the last fiscal year, there were two meetings of the Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended October 31, 2006, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 4440 Arville Street # 6, Las Vegas, NV 89103.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended October 31, 2006, 2005, and 2004.

	Annual Compensation				Long-Term Compensation
						Common Shares	All
					Restricted	Underlying	Other
				Other Annual	Stock	Options Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation
David S. Bennett	2006	$ 0	$16,500 (1)	-0-	-0-	-0-	$8,250 (2)
Chairman, President and	2005	$ 0	$ 38,000 (3)	-0-	-0-	-0-	$19,000 (4)
Chief Executive Officer	2004	$ 0	-0-	-0-	-0-	-0-	-0-

Patricia M. Spreitzer	2006	$ 0	$16,500 (1)	-0-	-0-	-0-	$8,250 (2)
Vice President,	2005	$ 0	$ 38,000 (3)	-0-	-0-	-0-	$19,000 (2)
Secretary and Treasurer	2004	$ 0	-0-	-0-	-0-	-0-	-0-

(1)
Each officer received a stock award of 100,000 shares of common stock for services rendered as an officer in 2006. On the date of the grant of the stock award, the market value of our common stock was $0.38 per share.

(2)
Each director received a stock award of 50,000 shares of common stock for services rendered as a director in 2006. On the date of the grant of the stock award, the market value of our common stock was $0.38 per share.

(3)
Each officer received a stock award of 100,000 shares of common stock for services rendered as an officer in 2005. On the date of the grant of the stock award, the market value of our common stock was $0.38 per share.

(4)
Each director received a stock award of 50,000 shares of common stock for services rendered as a director in 2005. On the date of the grant of the stock award, the market value of our common stock was $0.38 per share.

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above during the fiscal year ended 2006.

Employment Agreements

Each of our executive officers currently works for us without written employment agreements.

Compensation of Directors

Each director who was a director as of the end of the 2006 fiscal year received a stock award of 50,000 shares of common stock (valued at $8,250) for their services in 2006. Each director received a stock award of 50,000 shares of common stock (valued at $19,000) for their services in 2005. All directors are entitled to reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 9, 2007 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned
David S. Bennett	272,000 (1)	*
Patricia M. Spreitzer	300,000 (1)	*
Bio Solutions Franchise Corp.	8,873,856 (2)(3)	20.98%
Innovative Industries, LLC	8,873,856 (2)(3)	20.98%
Louis Elwell III	8,873,856 (2)(4)	20.98%
N. Wayne Wade	8,873,856 (2)(5)	20.98%
Loewen Global Futures Fund, Ltd.	5,000,000 (6)(7)	11.16%

All directors and officers as a group	572,000	1.35%

*Less than 1%.

(1)	The address is c/o Bio Solutions Manufacturing, Inc., 4440 Arville Street # 6, Las Vegas, NV 89103.

(2)
Bio Solutions Franchise Corp. beneficially owns 7,832,333 shares. Innovative Industries beneficially owns 994,476 shares. Louis Elwell III, the Chief Executive Officer of Bio Solutions Franchise Corp. and a member of Innovative Industries, LLC, beneficially owns 29,369 shares. N. Wayne Wade, the President of Bio Solutions Franchise Corp. and a member of Innovative Industries, LLC, beneficially owns 17,678 shares. We believe that Mr. Elwell and Mr. Wade have voting and investment control over the shares held by Bio Solutions Franchise Corp. and Innovative Industries, LLC. We believe that Bio Solutions Franchise Corp., Innovative Industries, LLC, Mr. Elwell, and Mr. Wade constitute a “group” which beneficially owns these shares.

(3)	The address is 1161 James Street, Hattiesburg, MS 39401.

(4)	Mr. Elwell’s address is 109 Sarah Court, Lakewood, NJ 08701.

(5)	Mr. Wade’s address is 248 Jenkins Road, Mosolee, MS 39459.

(6)
Includes 2,500,000 shares and a warrant to purchase 2,500,000 shares of our common stock at a price of $0.80 per share. Thomas Bellwald is the principal of Loewen Global Futures Fund, Ltd. that we believe that has voting and investment control over the shares held by Loewen Global Futures Fund, Ltd.

(7)	The address is Seefeldstrasse 35, CH-8034, Zurich, Switzerland.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this report.

Item 12. Certain Relationships and Related Transactions

We have entered into a marketing/manufacturing agreement with Bio Solutions Franchise Corp., a significant stockholder. Under this agreement, we agreed to supply our products to Bio Solutions Franchise Corp. exclusively. Bio Solutions Franchise Corp. has no minimum purchase requirements under this agreement. We are to receive 50% of the gross profit on Bio Solutions Franchise Corp.’s sales of the products, defined as the sales price by Bio Solutions Franchise Corp. to its franchisees, less the sum of our cost of ingredients and an overhead allowance ranging from twenty percent (20%) to one hundred percent (100%). The term of this agreement is ten (10) years. In addition to the requirement that we exclusively sell our products through Bio Solutions Franchise Corp., we also agreed to other conditions, such as the full assumption of warranty risk, staffing of a facility, carrying of inventory, development of new products, training of personnel for technical support, and sharing of costs of brand awareness all for Bio Solutions Franchise Corp.’s selling and marketing efforts. The cost of such product sold shall vary from time to time based on an equal sharing of the costs incurred to produce and sell such products by both parties.

We lease the facility for our Cleaning Division from Innovative Industries, LLC, which is controlled by the executive officers of Bio Solutions Franchise Corp. The lease will expire on April 30, 2007 with an annual rental of $36,000. The leased premises are approximately 12,000 square feet of usable space. We use the space to manufacture and distribute our cleaning products.

In March 2007, Innovative Industries, LLC, a related party and the owner of the office and warehouse facilities that the Cleaning Division leases, delivered to us a demand for payment of past rent allegedly due under the lease agreement assumed by the Cleaning Division in March, 2004. We deny that we or the Cleaning Division owes any amounts to Innovative Industries, and we contend that we have overpaid the obligations under the lease by approximately $16,000. We also contend that Innovative Industries materially breached the lease by failing to maintain fire, windstorm, and extended insurance on the leased premises, and as a result of such breach, we suffered approximately $86,000 in damages. We have delivered demand to Innovative Industries for payment of approximately $102,000. As of this time, neither Innovative nor we have commenced any legal action with respect to this dispute.

On June 30, 2006, we completed our acquisition of 100% of the outstanding equity interest of Bio Extraction Services, Inc. (“BESI”) from Bio Solutions Franchise Corp. We issued 10,000,000 shares of our common stock to Bio Solutions Franchise Corp. as consideration for the transaction.

From time to time during our fiscal year 2006, we have loan money to and borrowed money from Bio Solutions Franchise Corp., Innovative Industries, LLC, and various affiliates of theirs.

On June 19, 2006, we sold 2,500,000 units (consisting of 1 share of common stock and a warrant to buy 1 share of our common stock with an exercise price of $0.80) to a single non-U.S. investor for an aggregate purchase price of $1,000,000. The net proceeds of this offering to us after the payment of commissions, fees, and other expenses totaling $180,000 of the offering were approximately $820,000.

We paid approximately $435,000 of the net proceeds of this offering either to or on behalf of Bio Solutions Franchise Corporation, Innovative Industries, and to persons or entities that we contend are affiliates of Bio Solutions Franchise Corporation and Innovative Industries. We have commenced an internal investigation into whether one or more of our employees or consultants made these and other expenditures of our funds without management approval or ratification. We are also investigating whether Bio Solutions Franchise Corp., Innovative Industries, or any of their respective principals or affiliates were involved with these or other expenditures of the net proceeds of the offering. This investigation is ongoing.

Our accounting books and records have historically been maintained at our facility in Hattiesburg, Mississippi by employees and consultants who have historically constituted our accounting department. We believe that these individuals also work for Bio Solutions Franchise Corp. and certain of its affiliates. Bio Solutions Franchise Corp. is the distributor of our cleaning products, a significant stockholder of ours, and a related party. Certain individuals in the accounting department refused instructions from our management to refrain from making cash expenditures without management approval. Certain individuals also refused instructions to deliver our accounting books and records to our management for a significant period of time after the close of our fiscal year. We believe that these individuals also work for Bio Solutions Franchise Corp. and certain of its affiliates, and the we are currently investigating whether Bio Solutions Franchise Corp. or any of its principals or affiliates were involved with these refusals.

Patricia M. Spreitzer, our secretary, treasurer, and one of our directors, was formerly employed by Bio Solutions of Nevada, a franchisee of Bio Solutions Franchise Corp. Bio Solutions of Nevada is owned by Annette Hunter. Ms. Hunter, her spouse, and Bio Solutions of Nevada are substantial creditors of ours, as is Sterling Sound, LLC, a former affiliate of ours in which Ms. Hunter and her spouse are minority owners. Under the operating agreement, an unrelated third party is the managing member, with full control over the affairs of Sterling Sound. Ms. Hunter’s spouse previously provided business, sales, investor relations, and public relations consulting services to us. In addition, he received a finder’s fee under our June private placement. He is also a defendant in an SEC enforcement action, in which he is accused of violating Section 5 of the Securities Act by acting as an underwriter of unregistered securities.  He has denied the SEC’s allegations in that action.  The action is currently pending.  We have controls and procedures in place which are designed to ensure that we issue all shares of common stock pursuant to a registration statement or pursuant to an exemption from registration and that transfers of our common stock are either pursuant to a registration statement or pursuant to an exemption from registration.

Since 2003, we have borrowed money from a group of third-party lenders, including Ms. Hunter, her spouse, Bio Solutions of Nevada, and Sterling Sound, in order to fund our operations. As of October 31, 2006, the outstanding principal balance on these loans was approximately $800,000. On November 29, 2006, we entered into a loan agreement with certain these lenders and a new lender, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion. The notes are secured by a first priority security interest in all of our assets. We have has agreed to register the resale of the shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of 1933 upon request of the lenders.

Under its note, Bio Solutions of Nevada has the right to demand repayment of the amount owed to it in the form of the Company’s products. Under the note, the amount due will be reduced by the purchase price of the product order, which shall be the same price as product is sold to other franchisees, which amount we shall pay to Bio Solutions Franchise Corp., either as a credit or as product. The price that we charge to Bio Solutions Franchise Corp. for the product shall be the same transfer price for the products paid by Bio Solutions Franchise Corp. for products sold to other franchisees, and this amount shall be applied as an offset to the amount owed by Bio Solutions Manufacturing to Bio Solutions Franchise Corp. for product sold under the note.

                Two individuals who are beneficial owners of our common stock have previously provided informal consulting services to us. N. Wayne Wade has previously provided management consulting services in connection with the daily operation of our Cleaning Division. Louis H. Elwell III has previously provided administrative services to us.

Item 13. Exhibits.

Exhibit No.	Description

2.1
Reorganization and Stock Purchase Agreement by and between Single Source Financial Services Corporation, certain shareholders of Single Source Financial Services Corporation, Bio-Solutions Manufacturing, Inc., and the shareholders of Bio-Solutions Manufacturing, Inc., incorporated by reference to our Current Report on Form 8-K filed on April 2, 2004.

2.2
Stock Purchase Agreement dated as of June 2, 2006 by and between Bio Solutions Manufacturing, Inc. and Bio Solutions Franchise Corp., incorporated by reference to our Quarterly Report on Form 10-QSB filed on June 21, 2006.

3.1
Articles of Incorporation of Ream Printing Paper Corp. (now known as Bio Solutions Manufacturing, Inc.), incorporated by reference to our Registration Statement on Form SB-2 filed on November 22, 2000 (File No. 333-50512).

3.2
Certificate of Amendment to Articles of Incorporation of Ream Printing Paper Corp. (now known as Bio Solutions Manufacturing, Inc.), incorporated by reference to our Registration Statement on Form SB-2 filed on November 22, 2000 (File No. 333-50512).

3.3
Certificate of Amendment to Articles of Incorporation of Single Source Financial Services Corporation (now known as Bio Solutions Manufacturing, Inc.), incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 10, 2001.

3.4
Bylaws of Ream Printing Paper Corp. (now known as Bio Solutions Manufacturing, Inc.), incorporated by reference to our Registration Statement on Form SB-2 filed on November 22, 2000 (File No. 333-50512).

4.1	Specimen Certificate of Bio Solutions Manufacturing, Inc.’s common stock, filed herewith.

4.2	Form of Unit Purchase Agreement among Bio Solutions Manufacturing, Inc., and various purchasers, incorporated by reference to our Quarterly Report on Form 10-QSB filed on June 21, 2006.

4.3	Form of convertible secured promissory note, filed herewith.

4.4	Form of Registration Rights Agreement by and among Bio Solutions Manufacturing, Inc., and various lenders, filed herewith.

10.1	Manufacturing/Marketing Agreement between Bio Solutions Manufacturing, Inc. and Bio Solutions Franchise Corp., filed herewith.

10.2	Lease Agreement with Option between Bio Solutions International, Inc. and Innovative Industries, LLC, filed herewith.

10.3	Loan Agreement by and among Bio Solutions Manufacturing, Inc. and various lenders, filed herewith.

10.4	Security Agreement by and among Bio Solutions Manufacturing, Inc., Bio Solutions Production, Inc., Bio-Extraction Services, Inc., and various lenders, filed herewith.

10.5	Intellectual Property Security Agreement by and among Bio Solutions Manufacturing, Inc., Bio Solutions Production, Inc., Bio-Extraction Services, Inc., and various lenders, filed herewith.

10.6	Stock Pledge Agreement by and among Bio Solutions Manufacturing, Inc. and various lenders, filed herewith.

10.7	Guaranty by Bio Solutions Production, Inc. and Bio-Extraction Services, Inc. in favor of various lenders, filed herewith.

10.8
Single Source Financial Services Corporation 2002 Omnibus Securities Plan, incorporated by reference to our Registration Statement on Form S-8 filed on April 19, 2002 (File No. 333- 88834), as amended by our our Registration Statement on Form S-8 filed on August 24, 2005 (File No. 333-127820).

10.9	2006 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8, filed on October 31, 2006 (File No. 333-138339).

10.10	Stock Award Agreement by and between Bio Solutions Manufacturing, Inc. and David S. Bennett, filed herewith.

10.11	Stock Award Agreement by and between Bio Solutions Manufacturing, Inc. and Patricia M. Spreitzer, filed herewith.

16.1	Letter on change in certifying accountant, incorporated by reference to Shumate’s Current Report on Form 8-K filed on August 10, 2006.

21.1	Subsidiaries of Bio Solutions Manufacturing, Inc., filed herewith.

23.1	Consent of Independent Public Accountants, Sherb & Co., LLP, filed herewith.

23.2	Consent of Independent Public Accountants, Baum and Company, LLC, filed herewith.

31.1	Certification of David S. Bennett pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Patricia M. Spreitzer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of David S. Bennett pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Patricia M. Spreitzer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors has not yet selected independent accountants to audit our financial statements for the year ending October 31, 2007. Sherb & Co., LLP previously audited our consolidated financial statements for the fiscal year ended October 31, 2006, and Baum and Company, LLC previously audited our consolidated financial statements for the fiscal year ended October 31, 2005.

Audit Fees

Sherb & Co., LLP billed us $20,000 in fees for our 2006 annual audit and $7,300 in fees for the review of our quarterly financial statements for 2006. Our previous auditors, Baum and Company, LLC, billed us $21,500 in fees for our 2005 annual audit and the review of our quarterly financial statements in 2005, and  $10,000 in fees for the review of our quarterly financial statements for 2006.

Audit-Related Fees

We did not pay any fees to Sherb & Co., LLP or Baum & Company, LLC for assurance and related services that are not reported under Audit Fees above in 2006 or 2005.

Tax Fees

We did not pay any fees to Sherb & Co., LLP or Baum and Company, LLC for tax compliance, tax advice or tax planning in 2006 or 2005.

All Other Fees

Sherb & Co., LLP billed us $2,000 for work in connection with the amendment to our current report on Form 8-K filed on 2006, and we did not pay any other fees to Sherb & Co., LLP in 2006, except as described above, or in 2005. Our former independent auditors, Baum and Company, LLC billed us $2,500 for work in connection with our registration statements on Form S-8 in 2006 and $3,500 for all other fees in 2006.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Sherb & Co., LLP and the estimated fees related to these services.

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

Signatures	Title	Date

/s/ David S. Bennett	President and Director	March 22, 2007
David S. Bennett

/s/ Patricia M. Spreitzer	Secretary, Treasurer and Director	March 22, 2007
Patricia M. Spreitzer