Form 10QSB
period 2007-01-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2007-03-26
CIK 1128581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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
4440 Arville Street # 6 Las Vegas, NV 89103 (Address of principal executive offices)
Issuer’s telephone number: (702) 222-9532

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

PART 1: FINANCIAL INFORMATION

Bio Solutions Manufacturing Inc.
Consolidated Balance Sheet

January 31, 2007
Assets

Current assets:
Cash	$10,842
Accounts receivable - Affiliated Party
( net of allowance of $67,000)	86,482
Inventory	9,992
Prepaid expenses	-
Other receivables - related party
( net of allowance of $87,000)	110,904
Total current assets	218,220
Leasehold Improvements and Equipment (net)	440,207
Other Assets
Intangible assets	140,000
Security deposits	3,000
143,000
$801,427
Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable	$444,066
Accrued expenses	130,461
Notes payable - related party	1,039,818
Total current liabilities	1,614,345
Stockholders' (deficit):
Preferred Stock, no par value 10,000,000 authorized,
none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 41,500,037 shares issued and outstanding	41,500
Additional paid-in capital	5,325,608
Accumulated Deficit	(6,180,026)
Total stockholders' (deficit)	(812,918)
$801,427

The accompanying notes are an integral part of these financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Operations

	Three Months Ending January 31,
	2007	2006
Revenues - related party	$18,992	$41,234
Cost of goods sold	12,535	27,215
Gross profit	6,457	14,019
Expenses:
General and administrative expenses	1,064,545	444,307
Total expenses	1,064,545	444,307
Net loss from operations before other expenses and
provision for income taxes	(1,058,088)	(430,288)
Other expenses:
Interest expense	(148,629)	(9,139)
	(148,629)	(9,139)
Net loss before provision for income taxes	(1,206,717)	(439,427)
Provision for income taxes	-	-
Net loss	$(1,206,717)	$(439,427)
Net loss per weighted average share
- basic and diluted	$(0.031)	$(0.026)
Weighted average number of shares
- basic and diluted	39,001,885	17,103,270

The accompanying notes are an integral part of these financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Cash Flows

	Three Months Ending January 31,
	2007	2006
Cash flows from operating activities
Net loss	$(1,206,717)	$(430,287)
Shares issued for services	831,612	263,565
Depreciation and amortization	174,665	48,483
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
changes in assets and liabilities:
Accounts receivable - related party	(19,305)	(40,815)
Inventory	11,059	4,875
Prepaid expenses	3,000
Other receivable -related parties	(23,000)	9,960
Accounts payable	(11,880)	143,390
Accrued expenses	25,553
Net cash (used) by operating activities	(215,013)	(829)
Cash flows from investing activities
Purchase of leasehold improvements	(11,250)	-
Net cash (used) by investing activities	(11,250)	-
Cash flows from financing activities
Proceeds related party loans (net of repayments)	224,169	-
Net cash provided by financing activities	224,169	-
Net increase (decrease) in cash	(2,094)	(829)
Cash and cash equivalents - beginning	12,936	982
Cash and cash equivalents- ending	$10,842	$153
Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash transactions:
Shares issued for services provided	$941,612	$1,174

The accompanying notes are an integral part of these financial statements.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended January 31, 2007 and 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bio Solutions Manufacturing, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the fiscal year ended October 31, 2006 as reported in the 10-KSB have been omitted.  Certain reclassifications have been made to the prior period to conform to the current period classifications.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended October 31, 2006 and 2005, the Company has incurred net losses of $2,739,803 and $1,024,683 and has a stockholders’ deficit of $812,918 as of January 31, 2007. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

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

NOTE 3 - LOANS PAYABLE

Loans Payable

On November 29, 2006, the Company entered into a loan agreement with certain existing lenders and a new lender, pursuant to which the Company borrowed approximately $164,000 and certain outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to the Company, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of the Company’s common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of the Company’s common stock immediately prior to conversion, although such conversions may not be less $0.01 per share, in any circumstances. The notes are secured by a first priority security interest in all of the assets of the Company. The Company has agreed to register the resale of the shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of 1933 upon request of the lenders. The Company has recorded an expense of $127,662 attributed the beneficial conversion feature with this loan agreement.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended January 31, 2007 and 2006
(Unaudited)

The three note balances as of January 31, 2007 are as follows:

Convertible promissory note bearing interest at 8.0%.	$537,954
Convertible promissory note bearing interest at 8.0%. This note may be repaid via shipment of product to the holder.	$264,695
Convertible promissory note bearing interest at 8.0%.	$163,920
Total	$966,569
Loans Payable - Related Parties
Demand loan bearing interest at 0.0%.	$13,000
Demand loan bearing interest at 0.0%.	$56,250
Total	$69,250

NOTE 4 - EQUITY TRANSACTIONS

Common Stock

The Company issued 4,170,000 shares of common stock during the three months ended January 31, 2007 for services valued at $645,100, at share prices ranging from $0.155 to $0.22 per share, which was at the then market price of the trading stock of the Company.

The Company issued 360,000 shares of common stock during the three months ended January 31, 2007 for services valued at $58,800 to related parties, employees, and the management of the Company, at share prices ranging from $0.155 to $0.165 per share, which was at the then market price of the trading stock of the Company.

There remains $238,296 of such services yet to be expensed for the term of some agreements to render services to the Company.

Stock Options

Effective November 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to November 1, 2006, the Company had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended January 31, 2007 and 2006
(Unaudited)

In December 2006, options to purchase an aggregate of 4,000,000 shares of common stock at an exercise price of $0.30 per share were issued to consultants. The options will vest based on the number of gallons of bio-diesel alternative fuel that is converted by the Company’s bio-converter from sites introduced directly or indirectly by the consultant. As the vesting of these options are uncertain, the Company can not value such options until a portion or all of such options have vested based on the achievement of the milestones.

Stock incentive plans

On October 27, 2006, the Company adopted its 2006 Stock Incentive Plan (the “2006 Plan”). The Company is permitted to issue up to 6,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of January 31, 2007, 5,470,000 shares have been issued under the 2006 Plan and no options have been granted.

Warrants

Warrants have been issued for equity raises only for the last years are fully vested.

A summary of the warrant activity of for the three months ended January 31, 2007 is as follows:

			Weighted Average
	Stock Options		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2006	3,225,000	3,225,000	$0.86	$0.86
Granted Fiscal Year 2007	-	-	-	-
Exercised Fiscal Year 2007	-	-	-	-
Expired Fiscal Year 2007	(475,000)	(475,000)	(1.50)	(1.50)
Balance - January 31, 2007	2,750,000	2,750,000	$0.80	$0.80

There were no warrants issued for the period ended January 31, 2007.

The following table summarizes information about warrants outstanding and exercisable at October 31, 2006:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.80	2,750,000	2.42	$0.80	2,750,000

Options

A summary of the non-plan option activity of for the period ended January 31, 2007 is as follows:

Weighted Average
	Stock Options		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2006	-	-	-	-
Granted Fiscal Year 2007	4,000,000	-	$0.30	-
Exercised Fiscal Year 2007	-	-	-	-
Expired Fiscal Year 2007	-	-	-	-
Balance - January 31, 2007	4,000,000	0	$0.30	$-

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended January 31, 2007 and 2006
(Unaudited)

Information, at date of issuance, regarding warrants for the year ended October 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended January 31, 2007:
Exercise price exceeds market price	4,000,000	$0.30	$-
Exercise price equals market price	-	-	-
Exercise price is less than market price	-	-	-

The following table summarizes information about warrants outstanding and exercisable at January 31, 2007:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.30	4,000,000	2.67	$0.30	-

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has entered into an exclusive ten year selling arrangement with a current stockholder that, along with its affiliates, owns a large portion of the Company’s stock. On March 12, 2004, the Company entered into an exclusive ten year arrangement with Bio Solutions Franchise Corp., which can be extended year to year thereafter, for the sale of the Company’s products. In addition to the requirement that the Company exclusively sell its products through Bio Solutions Franchise Corp., the Company agreed to other conditions, such as the full assumption of warranty risk, staffing of a facility, carrying of inventory, development of new products, training of personnel for technical support, and sharing of costs of brand awareness all for Bio Solutions Franchise Corp.’s selling and marketing efforts. The cost of such product sold shall vary from time to time based on an equal sharing of the costs incurred to produce and sell such products by both parties. During the first quarter of 2007, the Company only recognized $18,992 in revenue under this selling arrangement, due in part to the strained relationship between the Company and Bio Solutions Franchise Corp.

On November 1, 2006, the Company borrowed $56,250 from a company that is part of a group that is comprised of the largest stockholders of the Company and that is affiliated with the Company’s exclusive distributor and the Company’s landlord.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended January 31, 2007 and 2006
(Unaudited)

During the first quarter of 2007, there were 360,000 shares of common stock issued to related parties, management, and employees of the Company for services rendered. The expense for such shares issued was recorded using the then fair market value of the shares issued.

NOTE 6 - COMMITMENTS & CONTINGENCIES

As additional consideration for the consultants for bio-diesel consulting services, these consultants whom received 2,000,000 shares of common stock, a portion of which vests over time, and 4,000,000 stock options, which are exercisable only upon the achievement of certain milestones noted above, these consultants also will receive a 5% royalty on all sales of bio-diesel alternative fuel from certain bio-diesel producing sites introduced by the consultants.

NOTE 7 - SUBSEQUENT EVENTS

In February 2007, the Company issued 1,000,000 shares of common stock for equipment.

In February 2007, the Company issued 800,000 shares of common stock to a consultant for services rendered.

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

General

We are a provider of biodiesel fuel and waste bioremediation services. Through our wholly-owned subsidiary, Bio Solutions Production, Inc. ("BSP"), we have historically focused on waste bioremediation solutions to municipal collection systems and food service facilities through a distributor with a network of franchisees (the “Cleaning Division”). Our products in our Cleaning Division are sold through Bio Solutions Franchise Corp. (“BSFC”), a sales and marketing company for environmental application products and an a significant shareholder of the Company.

In June 2006, we acquired all of the outstanding equity of Bio-Extraction Services, Inc., ("BESI"), a company focused on the production of bio-fuel technology. In connection with this acquisition, we acquired BESI’s patent pending technology, which is used to extract grease from waste products and convert it into B100 biodiesel fuel. With our acquisition of BESI, we plan to focus on the production and sale of biodiesel fuel (the “Biodiesel Division”).

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

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the three months ended January 31, 2007 and 2006 are those of the continuing operations of Bio Solutions Manufacturing, which include BSP and BESI on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

	Three Months	Three Months
	January 31,	January 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	66.0	66.0
Gross income (loss)	34.0	34.0
Selling, general and administrative	5,605.2	1,077.5
Operating income (loss)	(5,571.2)%	(1,043.5)%

Comparison of the three months ended January 31, 2007 and 2006

Net sales.  Net sales for operations of BSP decreased to $18,992, or a decrease of 53.9%, for the three months ended January 31, 2007, from $41,234 for the three months ended January 31, 2006. This decrease results from fewer product orders from our distributor, which in turn resulted from fewer product orders from its franchisees.

Cost of Sales. Cost of sales for continued operations decreased to $12,535, or 53.9%, for the three months ended January 31, 2007, from $27,215 for the three months ended January 31, 2006. As a percentage of net sales, cost of sales remained 66.0% of net sales for the three months ended January 31, 2006 versus 66.0% of sales for the three months ended January 31, 2006. Our cost of sales as a percentage of net sales increased because we have certain fixed costs associated with the production of our products, such as labor and overhead, which were not proportionately reduced with sales.

Selling, general, and administrative. Selling, general, and administrative expenses increased to $1,064,545, or an increase of 239.6%, for the three months ended January 31, 2006, from $444,307 for the three months ended January 31, 2006. As a percentage of net sales, selling, general and administrative expenses were 5,605.2% for the three months ended January 31, 2007, as compared to 1,077.5% for the comparable period in 2006. The increase in selling, general, and administrative expenses primarily results from our incurring approximately $830,000 in stock compensation expense in the first quarter of 2007.

Operating loss. We incurred an operating loss of $1,058,088 for the three months ended January 31, 2007, compared to an operating loss of $430,288 for the three months ended January 31, 2006. We had higher operating losses in the first quarter of 2007 as compared to 2006 primarily because we incurred approximately $831,612 in stock compensation expense in the first quarter of 2007. In addition, we experienced a decrease in revenue due to lower demand for our products.

Interest expense. Interest expense increased to $148,629 for the three months ended January 31, 2007, from $9,136 for the three months ended January 31, 2006. Our interest expense increase resulted primarily from recording an expense of $127,662 attributed the beneficial conversion feature with a line of credit loan agreement into which we entered in November 2006.

Provision for income taxes. We have generated net losses in 2007 and 2006. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at January 31, 2007 was $1,396,125, and at January 31, 2006 it was $1,302,330. We had cash of $10,842 as of January 31, 2007, while we had cash of $154 as of January 31, 2006. This difference results primarily from the remaining net proceeds of the private placement we completed in June 2006 and borrowings under our line of credit.

We used $215,013 of net cash from operating activities for the three months ended January 31, 2007 compared to using $829 in the three months ended January 31, 2006. Our net loss of $1,206,717 was offset by non-cash expenses for common stock issued for services of $831,612 and depreciation and amortization of $174,665. The net loss was also offset by a decrease in inventory of $11,059, an increase in prepaid expenses of $3,000 and an increase of $25,553 in accrued expenses. We further used cash in operating activities by increasing our accounts receivable from a related party by 19,305, other receivable from a related party by $23,000, and a decrease in accounts payable of $11,880.

Net cash flows used in investing activities was $11,250 for the three months ended January 31, 2007, compared to $0 in the three months ended January 31, 2006. The cash used in investing activities for the three months ended January 31, 2007 was used for the purchase of leasehold improvements.

Net cash flows provided by financing activities were $224,169 for the three months ended January 31, 2007, compared to net cash provided by financing activities of $0 in the three months ended January 31, 2006. The increase in net cash provided by financing activities is from the proceeds from related party loans, which are net of repayments.

Loan Agreement

Since 2003, we have borrowed money from a group of third-party lenders in order to fund our operations. As of January 31, 2007, the outstanding principal balance on these loans was approximately $800,000. On November 29, 2006, we entered into a loan agreement with certain these lenders and a new lender, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion; provided, however, that the conversion price may not be less that $0.01 per share under any circumstances. The notes are secured by a first priority security interest in all of our assets. We have has agreed to register the resale of the shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of 1933 upon request of the lenders.

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

As of January 31, 2007, we had a working capital deficit of $1,396,125. Due to insufficient orders for our products from our sole customer, Bio Solutions Franchise Corp., and due to insufficient payment by Bio Solutions Franchise Corp. for products that it has ordered, we have been unable to generate sufficient cash flows from operations to operate our business. In addition, we made significant related party payments out of the net proceeds of our June 2006 private placement, which has further reduced our working capital for operations.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On December 12, 2006, we issued an aggregate of 2,000,000 shares of our common stock to two consultants pursuant to consulting agreements. Of these shares, 1,500,000 shares vested immediately and 500,000 shares vest in October 2007. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these shares.

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

Dated: March 26, 2007	/s/ David S. Bennett
By: David S. Bennett Its: President and Director

Dated: March 26, 2007	/s/ Patricia M. Spreitzer
By: Patricia M. Spreitzer Its: Secretary, Treasurer and Director