Form 10QSB
period 2007-04-30
BIO SOLUTIONS MANUFACTURING, INC.
filed 2007-06-19
CIK 1128581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 15, 2007, 45,700,037 shares of our common stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART 1:  FINANCIAL INFORMATION

 Bio Solutions Manufacturing Inc.
Consolidated Balance Sheet

April 30,
2007
Assets

Current assets:
Cash	$2,418
Accounts receivable - Affiliated Party
( net of allowance of $67000)	86,482
Inventory	-
Other receivables - related party
( net of allowance of $87,000)	109,404
Total current assets	198,304

Leasehold Improvements and Equipment (net)	608,507

Other Assets
Intangible assets	140,000
Security deposits	5,000
145,000
$951,811

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable	$457,103
Accrued expenses	149,800
Notes payable - related party	975,718
Total current liabilities	1,582,621

Stockholders' (deficit):
Preferred Stock, no par value 10,000,000 authorized,
none issued and outstanding	-

Common stock, $0.001 par value, 100,000,000 shares
authorized, 45,620,037 shares issued and outstanding	45,620
Additional paid-in capital	5,933,928
Accumulated Deficit	(6,610,358)
Total stockholders' (deficit)	(630,810)

$951,811

The accompanying notes are in integral part of these financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Operations

	Three Months Ending		Six Months Ending
	April 30,		April 30,
	2007	2006	2007	2006

Revenues - related party	$2,999	$50,807	$21,991	$92,041

Cost of goods sold	9,008	33,521	21,543	60,736

Gross profit	(6,009)	17,286	448	31,305

Expenses:
General and administrative expenses	405,442	484,074	1,469,987	928,381
Total expenses	405,442	484,074	1,469,987	928,381

Net loss from operations before other expenses and provision for income taxes	(411,451)	(466,788)	(1,469,539)	(897,076)

Other income (expenses):
Gain/(loss) sale of debt instrument		(298,073)		(298,073)
Interest expense	(18,881)	(12,020)	(167,510)	(21,159)
	(18,881)	(310,093)	(167,510)	(319,232)

Net loss before provision for income taxes	(430,332)	(776,881)	(1,637,049)	(1,216,308)

Provision for income taxes	-	-	-	-
Net loss	$(430,332)	$(776,881)	$(1,637,049)	$(1,216,308)

Net loss per weighted average share
- basic and diluted	$(0.011)	$(0.041)	$(0.042)	$(0.068)
Weighted average number of shares
- basic and diluted	40,218,239	18,969,365	38,567,218	17,890,960

The accompanying notes are in integral part of these financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Cash Flows

	Six Months Ending
	April 30,
	2007	2006
Cash flows from operating activities
Net loss	$(1,637,049)	$(1,216,308)
Depreciation and amortization	350,997	76,131
Shares issued for services	1,001,514	723,618
Loss on redemption of debt with stock	-	298,073

Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
changes in assets and liabilities:
Accounts receivable - related party	(19,305)	(75,620)
Inventory	21,051	(5,795)
Prepaid expenses	3,000	-
Refundable deposits	(2,000)	1,779
Other receivable -related parties	(21,500)	-
Accounts payable related party	(111,734)	-
Accounts payable	112,891	93,376
Accrued expenses	44,892	48,964
Net cash (used) by operating activities	(257,243)	(55,782)

Cash flows from investing activities
Purchase of leasehold improvements	(11,250)	-
Net cash (used) by investing activities	(11,250)	-

Cash flows from financing activities
Sale of common stock	-	72,978
Proceeds from related party loans	260,069	(17,540)

Net cash provided by financing activities	260,069	55,438

Net increase (decrease) in cash	(8,424)	(344)
Cash and cash equivalents - beginning	10,842	638
Cash and cash equivalents- ending	$2,418	$294

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services provided	$1,001,514	$76,131

The accompanying notes are in integral part of these financial statements.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended April 30, 2007 and 2006
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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended October 31, 2006 and 2005, the Company has incurred net losses of $2,739,803 and $1,024,683 and has a stockholders’ deficit of $630,810 as of April 30, 2007. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

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

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended April 30, 2007 and 2006
(Unaudited)

The three note balances as of April 30, 2007 are as follows:

Convertible promissory note bearing interest at 8.0%.	$454,354

Convertible promissory note bearing interest at 8.0%. This note may be repaid via shipment of product to the holder.	$268,694

Convertible promissory note bearing interest at 8.0%.	$163,920

Accrued interest	$88,750
Total	$975,718

Loans Payable - Related Parties

Demand loan bearing interest at 0.0%.	$13,000

Demand loan bearing interest at 0.0%.	$56,250
Total	$69,250

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

The Company issued 1,120,000 shares of common stock during the three months ended April 30, 2007 for services valued at $167,808, at share prices ranging from $0.1 to $0.16 per share, which was at the then market price of the trading stock of the Company.

The Company issued 1,000,000 shares of common stock during the three months ended April 30, 2007 for the purchase of equipment valued at $200,000, or $0.20 per share.

The Company issued 2,000,000 shares of common stock during the three months ended April 30, 2007 for conversion of indebtedness recorded at $100,000, at $0.05 per share, pursuant to the terms of such debt agreement.

There remains $93,664 of such services yet to be expensed for the term of some agreements to render services to the Company.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended April 30, 2007 and 2006
(Unaudited)

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

Stock incentive plans

On October 27, 2006, the Company adopted its 2006 Stock Incentive Plan (the “2006 Plan”). The Company is permitted to issue up to 6,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of April 30, 2007, 5,790,000 shares have been issued under the 2006 Plan and no options have been granted.

Warrants

Warrants have been issued for equity raises only for the last years are fully vested.

A summary of the warrant activity of for the six months ended April 30, 2007 is as follows:

			Weighted Average
	Stock Options		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2006	3,225,000	3,225,000	$0.86	$0.86
Granted Fiscal Year 2007	-	-	-	-
Exercised Fiscal Year 2007	-	-	-	-
Expired Fiscal Year 2007	(475,000)	(475,000)	(1.50)	(1.50)
Balance - April 30, 2007	2,750,000	2,750,000	$0.80	$0.80

There were no warrants issued for the period ended April 30, 2007.

The following table summarizes information about warrants outstanding and exercisable at April 30, 2007:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.80	2,750,000	2.42	$0.80	2,750,000

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended April 30, 2007 and 2006
(Unaudited)

Options

A summary of the non-plan option activity of for the period ended April 30, 2007 is as follows:

Weighted Average
	Stock Options		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2006	-	-	-	-
Granted Fiscal Year 2007	4,000,000	-	$0.30	-
Exercised Fiscal Year 2007	-	-	-	-
Expired Fiscal Year 2007	-	-	-	-
Balance - April 30, 2007	4,000,000	0	$0.30	$0.86

The following table summarizes information about warrants outstanding and exercisable at April 30, 2007:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.30	4,000,000	2.67	$0.30	-

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has entered into an exclusive ten year selling arrangement with a current stockholder that, along with its affiliates, owns a large portion of the Company’s stock. On March 12, 2004, the Company entered into an exclusive ten year arrangement with Bio Solutions Franchise Corp., which can be extended year to year thereafter, for the sale of the Company’s products. In addition to the requirement that the Company exclusively sell its products through Bio Solutions Franchise Corp., the Company agreed to other conditions, such as the full assumption of warranty risk, staffing of a facility, carrying of inventory, development of new products, training of personnel for technical support, and sharing of costs of brand awareness all for Bio Solutions Franchise Corp.’s selling and marketing efforts. The cost of such product sold shall vary from time to time based on an equal sharing of the costs incurred to produce and sell such products by both parties. During the first two quarters of 2007, the Company only recognized $21,991 in revenue under this selling arrangement, due in part to the strained relationship between the Company and Bio Solutions Franchise Corp.

On November 1, 2006, the Company borrowed $56,250 from a company that is part of a group that is comprised of the largest stockholders of the Company and that is affiliated with the Company’s exclusive distributor and the Company’s landlord.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended April 30, 2007 and 2006
(Unaudited)

During the first two quarters of 2007, there were 360,000 shares of common stock issued to related parties, management, and employees of the Company for services rendered. The expense for such shares issued was recorded using the then fair market value of the shares issued.

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

In March 2007, Innovative Industries, LLC, a related party and the owner of the office and warehouse facilities that BSP leases, delivered to the Company a demand for payment of past rent allegedly due under the lease agreement assumed by BSP in March, 2004. The Company denies that it or BSP owes any amounts to Innovative Industries and contends that it has overpaid its obligations under the lease by approximately $16,000. The Company also contends that Innovative Industries materially breached the lease by failing to maintain fire, windstorm, and extended insurance on the leased premises, and as a result of such breach, the Company suffered approximately $86,000 in damages. The Company has delivered demand to Innovative Industries for payment of approximately $102,000. In March 2007, the Company paid $6,400 to Innovative Industries as a good-faith deposit.  Payment of this amount was deemed to not be an admission of liability.  In exchange for this payment, Innovative granted the Company access to the leased premises in order to recover certain equipment of the Companyfrom the leased premises.  In the event that the parties determined that the $6,400 was not owed to Innovative, Innovative would immediately refund that amount, and the corporate counsel for Innovative personally guaranteed that amount.

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

NOTE 7 - SUBSEQUENT EVENTS

On May 1, 2007, we entered into an agreement with Schechter & Co. Limited pursuant to which Schecter will act as our lead financial advisor in seeking to arrange an initial private placement of approximately $30 million of project finance notes to construct a series of 12 bio-diesel production plants at an approximate cost of $2.5 million per plant.

Since April 30, 2007, we have issued 80,000 shares of common stock under the Plan to consultants as compensation for services rendered.

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

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the three and six months ended April 30, 2007 and 2006 are those of the continuing operations of Bio Solutions Manufacturing, which include BSP and BESI on a consolidated basis

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Net sales	$2,999	$50,807	$21,991	$92,041
Cost of sales	9,008	33,521	21,543	60,736

Gross income (loss)	(6,009)	17,286	448	31,305

Selling, general and administrative	405,442	484,074	1,469,987	928,381

Operating income (loss)	$(411,451)	$(466,788)	$(1,469,539)	$(897,076)

Comparison of the three months ended April 30, 2007 and 2006

Net sales.  Net sales for operations of BSP decreased to $2,999, or a decrease of approximately 94%, for the three months ended April 30, 2007, from $50,807 for the three months ended April 30, 2006. This decrease results from fewer product orders from our distributor, which in turn resulted from fewer product orders from its franchisees.

Cost of Sales. Cost of sales for continued operations decreased to $9,008, or approximately 73%, for the three months ended April 30, 2007, from $33,521 for the three months ended April 30, 2006. As a percentage of net sales, cost of sales was approximately 200% of net sales for the three months ended April 30, 2007 versus approximately 66% of sales for the three months ended April 30, 2006. Our cost of sales as a percentage of net sales increased because we have certain fixed costs associated with the production of our products, such as labor and overhead, which were not proportionately reduced with sales.

Selling, general, and administrative. Selling, general, and administrative expenses decreased by $78,632, or an decrease of 16.2%, for the three months ended April 30, 2007, from $484,074 for the three months ended April 30, 2006. The decrease in selling, general, and administrative expenses primarily results from our incurring approximately $169,902 in stock compensation expense in the second quarter of 2007 as compared to $460,053 in the second quarter of 2006.

Operating loss. We incurred an operating loss of $411,451 for the three months ended April 30, 2007, compared to an operating loss of $466,788 for the three months ended April 30, 2006. We had lower operating losses in the first quarter of 2007 as compared to 2006 primarily because we incurred approximately $169,902 in stock compensation expense in the second quarter of 2007 as compared to $460,053 in the second quarter of 2006. In addition, we experienced a decrease in revenue due to lower demand for our products.

Interest expense. Interest expense increased to $18,881 for the three months ended April 30, 2007, from $12,020 for the three months ended April 30, 2006. Our interest expense increase resulted primarily from additional debt incurred as well as an increased interest rate on previous debt.

Provision for income taxes. We have generated net losses in 2007 and 2006. Accordingly, we have made no provision for income taxes.

Comparison of the six months ended April 30, 2007 and 2006

Net sales.  Net sales for operations of BSP decreased to $21,991, or a decrease of approximately 76%, for the six months ended April 30, 2007, from $92,041 for the six months ended April 30, 2006. This decrease results from fewer product orders from our distributor, which in turn resulted from fewer product orders from its franchisees.

Cost of Sales. Cost of sales for continued operations decreased to $21,543, or 64.5%, for the three months ended April 30, 2007, from $60,736 for the six months ended April 30, 2006. As a percentage of net sales, cost of sales increased to 98% of net sales for the six months ended April 30, 2007 versus 66% of sales for the three months ended April 30, 2006. Our cost of sales as a percentage of net sales increased because we have certain fixed costs associated with the production of our products, such as labor and overhead, which were not proportionately reduced with sales.

Selling, general, and administrative. Selling, general, and administrative expenses increased to $1,469,987, or an increase of 58.3%, for the six months ended April 30, 2007, from $928,381 for the six months ended April 30, 2006. The increase in selling, general, and administrative expenses primarily results from our incurring approximately $1,001,514 in stock compensation expense in the first two quarters of 2007.

Operating loss. We incurred an operating loss of $1,469,539 for the six months ended April 30, 2007, compared to an operating loss of $897,076 for the six months ended April 30, 2006. We had higher operating losses in the first two quarters of 2007 as compared to 2006 primarily because we incurred approximately $1,001,514 in stock compensation expense in the first two quarters of 2007. In addition, we experienced a decrease in revenue due to lower demand for our products.

Interest expense. Interest expense increased to $167,510 for the six months ended April 30, 2007, from $21,159 for the six months ended April 30, 2006. Our interest expense increase resulted primarily from recording an expense of $127,662 attributed the beneficial conversion feature with a line of credit loan agreement into which we entered in November 2006.

Provision for income taxes. We have generated net losses in 2007 and 2006. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at April 30, 2007 was $1,384,317, and at October 31, 2006 it was $1,184,435. We had cash of $2,418 as of April 30, 2007, while we had cash of $12,936 as of April 30, 2006. This difference results primarily from the remaining net proceeds of the private placement we completed in June 2006 and borrowings under our line of credit.

We used $257,243 of net cash from operating activities for the six months ended April 30, 2007 compared to using $55,782 in the six months ended April 30, 2006. Our net loss of $1,637,049 was offset by non-cash expenses for common stock issued for services of $1,001,514 and depreciation and amortization of $350,997. The net loss was also offset by a decrease in inventory of $21,051, an increase in prepaid expenses of $3,000 and an increase of $44,892 in accrued expenses. We further used cash in operating activities by increasing our accounts receivable from a related party by $19,305, other receivable from a related party by $21,500, and a decrease in accounts payable of $111,734.

Net cash flows used in investing activities was $11,250 for the six months ended April 30, 2007, compared to $0 in the six months ended April 30, 2006. The cash used in investing activities for the six months ended April 30, 2007 was used for the purchase of leasehold improvements.

Net cash flows provided by financing activities were $260,069 for the six months ended April 30, 2007, compared to net cash provided by financing activities of $55,438 in the six months ended April 30, 2006. The increase in net cash provided by financing activities is from the proceeds from related party loans, which are net of repayments.

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

As of April 30, 2007, we had a working capital deficit of $1,384,317. Due to insufficient orders for our products from our sole customer, Bio Solutions Franchise Corp., and due to insufficient payment by Bio Solutions Franchise Corp. for products that it has ordered, we have been unable to generate sufficient cash flows from operations to operate our business. In addition, we made significant related party payments out of the net proceeds of our June 2006 private placement, which has further reduced our working capital for operations.

We believe that, as of the date of this report, our existing working capital and cash flows generated from operations will be sufficient to fund our plan of operations over the next 12 months, and accordingly, we will need to obtain additional financing.

On May 1, 2007, we entered into an agreement with Schechter & Co. Limited pursuant to which Schecter will act as our lead financial advisor in seeking to arrange an initial private placement of approximately $30 million of project finance notes to construct a series of 12 bio-diesel production plants at an approximate cost of $2.5 million per plant.

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

At the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion. In addition, our Chief Executive Officer and Chief Financial Officer have identified significant deficiencies that existed in the design or operation of our internal control over financial reporting that they consider to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” In light of the material weaknesses described below, we performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are seeking to improve and strengthen our control processes and procedures. As of the date of this Quarterly Report, we have relocated our accounting books and records to our Las Vegas, Nevada office where our Chief Financial Officer is located and we have terminated the use of related party employee and consultants in our accounting department. In addition, we are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies by adding additional accounting personnel, improving supervision and increasing training of our accounting staff with respect to generally accepted accounting principles, providing additional training to our management regarding use of estimates in accordance with generally accepted accounting principles, increasing the use of contract accounting assistance, and increasing the frequency of internal financial statement review. We will continue to take additional steps necessary to remediate the material weaknesses described above.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2006, we entered into a loan agreement with certain of our lenders pursuant to which we amended and restated promissory notes in the aggregate amounts of $537,955 and $264,625. The amended and restated notes are convertible into our common stock at a conversion rate equal to the lesser of (a) $0.05 per share and (b) 70% of the three day average of the closing bid price of our common stock immediately prior to conversion; provided, however that in no event will the conversion price be less than $0.01 per share. Thes notes has been partially converted as of the date of this report. The amendment and restatement of the notes and the conversion of the notes into common stock were exempt pursuant to Section 3 (a)(9) and 4(2) of the Securities Act.

On February 21, 2007, we issued 800,000 shares of our common stock to a consultant pursuant to a consulting agreement. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these shares.

On March 21, 2007, we issued 1,000,000 shares of our common stock to a debtholder of the Company in exchange for his cancellation of $200,000 principal of indebtedness owed by the Company. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these shares.

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

Dated: June 19, 2007	/s/David S. Bennett
By: David S. Bennett Its: President and Director

Dated: June 19, 2007	/s/ Patricia M. Spreitzer
By: Patricia M. Spreitzer Its: Secretary, Treasurer and Director