Form 10QSB
period 2007-07-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2007-09-19
CIK 1128581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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
4440 Arville Street, Suite 6 Las Vegas, NV 89103 (Address of principal executive offices)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 5, 2007, 51,250,037 shares of our common stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART 1:  FINANCIAL INFORMATION

We will file an amendment to this quarterly report to provide the financial statements as required by Item 310 of Regulation S-B.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We will file an amendment to this quarterly report to provide management’s discussion and analysis or plan of operation as required by Item 303 of Regulation S-B.

ITEM 3 - CONTROLS AND PROCEDURES

We will file an amendment to this quarterly report to provide the disclosures relating to controls and procedures as required by Items 307 and 308 of Regulation S-B.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In June 2007, Wayne Wade commenced an action against us in the United States District Court for the Southern District of Mississippi for breach of contract, seeking approximately $150,000 in damages, as well as interest, fees, and costs. In July, 2007, we filed an answer denying these claims.

In addition, we filed a counterclaim against Wade, Louis Elwell, III, Bio Solutions Franchise Corp., Innovative Industries, Bio Solutions of Louisiana, Environmental Services of Mississippi, Wade’s Farm, Sabrina Baio, and Amanda Best for breach of fiduciary duty, usurpation of corporate opportunity, federal and state securities fraud, misappropriation of trade secret, conversion, unlawful distribution of securities, interference with contractual relations and prospective business advantage, unfair competition and business practices, quantum meruit, breach of contract, breach of the covenant of good faith and fair dealing, civil conspiracy, fraud, and misrepresentation. The counterclaim alleges that the counterdefendants entered into a series of self-dealing and wasteful transactions pursuant to which they illegally misappropriated and diverted a significant business opportunity from us and then sold the same opportunity to us for an egregious profit, illegally misappropriated our trade secrets, fraudulently expended significant amounts of our cash without permission or authorization, much of which was paid directly to or on behalf of the counterdefendants, illegally distributed our common stock without registration and in violation of an SEC injunction, entered in a series of related party transactions and agreements with us which unfairly and excessively benefited the counterdefendants, and breached those agreements in gross disregard for our rights. In the counterclaim, we seek actual and punitive damages in an amount to be proven at trial as well as injunctive and declaratory relief.

In September 2007, the counterdefendants filed an answer denying these claims. In addition, Bio Solutions Franchise Corp. and Innovative Industries filed a counterclaim against us and a third-party complaint against David Bennett, our President and Chief Executive Officer, Patricia Spreitzer, our Secretary, Treasurer, and Chief Financial Officer, and Tarun Mendiratta, for breach of contract, breach of fiduciary duty, securities fraud, conversion, intentional interference with contractual relations and prospective business advantage, unfair competition and business practices, quantum meruit, breach of the covenant of good faith and fair dealing, civil conspiracy, fraud, and misrepresentation. These claims are related to press releases we issued on or about April 25, 2006, May 23, 2006, June 5, 2006, and December 11, 2006 which related to certain fat, oil, and grease extraction technology owned by Bio-Extraction Services, Inc. In addition, these claims relate to press releases we issued on or about May 1, 2006 relating to a private placement conducted in May and June of 2006. At this time, we have responded to the counterclaim. We believe that the allegations contained within this counterclaim are without merit and intend to vigorously defend the litigation.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 11, 2007, we issued an aggregate of 2,300,000 shares of our common stock to two consultants pursuant to consulting agreements. We relied on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Regulation S promulgated under the Act, for the issuance of these shares.

During the quarter ended July 31, 2007, we issued an aggregate of 3,250,000 shares of common stock upon conversions of amended and restated 8% convertible promissory notes. The aggregate principal and interest amount of these notes that were converted was $162,500. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
31.1	Certification of David S. Bennett pursuant to Rule 13a-14(a)	To be filed by amendment.
31.2	Certification of Patricia Spreitzer pursuant to Rule 13a-14(a)	To be filed by amendment.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	To be filed by amendment.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 19, 2007	/s/ David S. Bennett
By: David S. Bennett
Its: President and Director

Dated: September 19, 2007	/s/ Patricia M. Spreitzer
By: Patricia M. Spreitzer
Its: Secretary, Treasurer and Director