Form 10QSB/A
period 2007-07-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2007-09-27
CIK 1128581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

AMENDMENT NO. 1 TO
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

___________________

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   No   X

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 5, 2007, 51,250,037 shares of our common stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes   No   X

PART 1:  FINANCIAL INFORMATION

Bio Solutions Manufacturing Inc.
Consolidated Balance Sheet

July 31, 2007
Assets

Current assets:
Cash	$52,405
Accounts receivable - Affiliated Party
( net of allowance of $67,000)	86,483
Inventory	-
Other receivables - related party
( net of allowance of $87,000)	109,404
Total current assets	248,292

Leasehold Improvements and Equipment (net)	580,223

Other Assets
Intangible assets	140,000
Security deposits	5,000
145,000
$973,515
Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable	$429,330
Accrued expenses	183,336
Notes payable	668,761
Notes payable - related party	320,444

Total current liabilities	1,601,871

Stockholders' (deficit):
Preferred Stock, no par value 10,000,000 authorized,
none issued and outstanding	-

Common stock, $0.001 par value, 100,000,000 shares
authorized, 51,250,037 shares issued and outstanding	51,250
Additional paid-in capital	6,499,462
Accumulated Deficit	(7,179,068)
Total stockholders' (deficit)	(628,356)

$973,515

The accompanying notes are and integral part of these financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Operations

	Three Months Ending July 31,		Nine Months Ending July 31,
	2007	2006	2007	2006

Revenues - related party	$-	$28,069	$21,991	$120,110

Cost of goods sold	-	9,486	21,543	61,471

Gross profit	-	18,583	448	58,639

Expenses:
General and administrative expenses	530,145	334,173	2,000,132	1,271,305
Total expenses	530,145	334,173	2,000,132	1,271,305

Net loss from operations before other expenses and
provision for income taxes	(530,145)	(315,590)	(1,999,684)	(1,212,666)

Other income (expenses):
Gain/(loss) sale of debt instrument				(298,073)
Interest expense	(38,565)	(8,390)	(206,075)	(29,549)
	(38,565)	(8,390)	(206,075)	(327,622)

Net loss before provision for income taxes	(568,710)	(323,980)	(2,205,759)	(1,540,288)

Provision for income taxes	-	-	-	-
Net loss	$(568,710)	$(323,980)	$(2,205,759)	$(1,540,288)

Net loss per weighted average share
- basic and diluted	$(0.012)	$(0.012)	$(0.054)	$(0.068)
Weighted average number of shares
- basic and diluted	46,262,538	27,427,993	41,158,436	22,515,975

The accompanying notes are and integral part of these financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Cash Flows

	Nine Months Ending July 31,
Cash flows from operating activities	2007	2006
Net loss	$(2,205,759)	$(1,540,288)
Depreciation and amortization	472,946	93,366
Shares issued for services	1,146,950	1,198,072
Benificial conversion feature	127,662
Loss on redemption of debt with stock		298,073

Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
changes in assets and liabilities:
Accounts receivable - related party	(19,306)	(45,103)
Inventory	21,051	(55,778)
Prepaid expenses	3,000	-

Other receivable -related parties	(21,500)	-
Accounts payable	85,118	(236,737)
Accrued expenses	84,344	(23,979)
Net cash (used) by operating activities	(305,494)	(312,374)

Cash flows from investing activities
Security deposits made	(2,000)
Purchase of fixed assets	(11,250)	(76,746)
Net cash (used) by investing activities	(13,250)	(76,746)

Cash flows from financing activities
Sale of common stock	-	807,193
Proceeds from notes payable	399,607	(17,450)
Payments on notes payable	(39,300)	(17,540)
Net cash provided by financing activities	360,307	772,203

Net increase (decrease) in cash	41,563	383,083
Cash and cash equivalents - beginning	10,842	982
Cash and cash equivalents- ending	$52,405	$384,065

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services provided	$1,146,950	$1,198,072
Debt converted to equity	127,662	100,000
Equipment acquired for stock	200,000	5,980
Intangibles acquired for stock	-	140,000
Accounts payables paid with stock	39,808	66,272
Accounts payables financed with Notes	56,250

The accompanying notes are and integral part of these financial statements.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended July 31, 2007 and 2006
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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended October 31, 2006 and 2005, the Company has incurred net losses of $2,739,803 and $1,024,683 and has a stockholders’ deficit of $628,356 as of July 31, 2007. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

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

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended July 31, 2007 and 2006
(Unaudited)
NOTE 3 - LOANS PAYABLE

Loan Agreement

On November 29, 2006, the Company entered into a loan agreement with certain existing lenders and a new lender, pursuant to which the Company borrowed approximately $164,000 and certain outstanding debt obligations were amended and restated. One of the existing lenders is currently considered a related party (see below). Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to the Company, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of the Company’s common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of the Company’s common stock immediately prior to conversion; provided, however, that the conversion price may not be less that $0.01 per share under any circumstances. In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require the Company to issue shares of its common stock in excess of its authorized and unissued shares of common stock. The notes are secured by a first priority security interest in all of the assets of the Company. By their terms, the holder of the notes may not convert the notes to the extent such conversion would cause the holder, together with its affiliates, to have acquired a number of shares of common stock that would exceed 4.99% of the Company’s then outstanding common stock. The Company has agreed to register the resale of the shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of 1933 upon request of the lenders. The Company has recorded an expense of $127,662 attributed the beneficial conversion feature with this loan agreement.

During the fiscal quarter ended July 31, 2007, the Company borrowed $19,500 from an unrelated third party. The loan is repayable on demand and bears no interest.

The balances of the notes held by unrelated parties as of July 31, 2007 are as follows:

Convertible promissory note bearing interest at 8.0%.	$485,341

Convertible promissory note bearing interest at 8.0%.	$163,920

Demand loan note bearing interest at 0.0%.	$19,500

Total	$668,761

Loans Payable - Related Parties

During the fiscal year ended October 31, 2006, the Company received $13,000 from a subsidiary of Bio Solutions Franchise Corp. (“BSFC”), a related party. The Company initially recorded this transaction as a loan. In addition, during the fiscal year ended October 31, 2006, the Company purchased certain equipment from a third party. On or about November 1, 2006, $56,250 of the purchase price for this equipment was paid by a company that is part of a group that is comprised of the largest stockholders of the Company and that is affiliated with BSFC and the Company’s former landlord, and the Company initially recorded this transaction as a loan. In a litigation currently pending with BSFC, the former landlord, and the affiliated company, among others, the Company is seeking, among other things, an accounting with BSFC and the other counterdefendants, including the former landlord and the affiliated company. Until a judicial determination or resolution with BSFC and the other counterdefendants may be reached, the Company will continue to carry these amounts as loans payable, although the Company disputes the amounts in question. See Note 6 (Commitments and Contingencies).

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended July 31, 2007 and 2006
(Unaudited)

As set forth above, on November 29, 2006, the Company entered into a loan agreement with certain existing lenders, one of which is currently considered a related party, and a new lender. The related party lender received an amended and restated convertible promissory note in the aggregate principal amount of $264,625. The principal balance on this note as of July 31, 2007 was $251,194. This note may be repaid via shipment of product to the holder.

The balances of the related party notes, as of July 31, 2007, are as follows:

Convertible promissory note bearing interest at 8.0%. This note may be repaid via shipment of product to the holder.	$251,194

Demand loan bearing interest at 0.0%.	$13,000

Demand loan bearing interest at 0.0%.	$56,250

Total	$320,444

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

The Company issued 1,120,000 shares of common stock during the three months ended April 30, 2007 for services valued at $167,808, at share prices ranging from $0.10 to $0.16 per share, which was at the then market price of the trading stock of the Company.

The Company issued 1,000,000 shares of common stock during the three months ended April 30, 2007 for the purchase of equipment valued at $200,000, or $0.20 per share.

The Company issued 2,000,000 shares of common stock during the three months ended April 30, 2007 for conversion of indebtedness recorded at $100,000, at $0.05 per share, pursuant to the terms of such debt agreement.

The Company issued 2,380,000 shares of common stock during the three months ended July 31, 2007 for services valued at $315,000, at share prices ranging from $0.13 to $0.20 per share, reflecting the market price of the trading stock of the Company at the time of issuance.

The Company issued 3,250,000 shares of common stock during the three months ended July 31, 2007 for conversion of indebtedness recorded at $162,500, at $0.05 per share, pursuant to the terms of such debt agreement.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended July 31, 2007 and 2006
(Unaudited)

Stock Incentive Plans

On October 27, 2006, the Company adopted its 2006 Stock Incentive Plan (the “2006 Plan”). The Company is permitted to issue up to 6,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of July 31, 2007, 5,870,000 shares have been issued under the 2006 Plan and no options have been granted.

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

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended July 31, 2007 and 2006
(Unaudited)

Options

A summary of the non-plan option activity of for the period ended July 31, 2007 is as follows:

	Stock Options		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2006	-	-	-	-
Granted Fiscal Year 2007	4,000,000	-	$0.30	-
Exercised Fiscal Year 2007	-	-	-	-
Expired Fiscal Year 2007	-	-	-	-
Balance - July 31, 2007	4,000,000	0	$0.30	$0.86

The following table summarizes information about warrants outstanding and exercisable at July 31, 2007:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.30	4,000,000	2.67	$0.30	-

Warrants

Warrants have been issued for equity raises only for the last years are fully vested.

A summary of the warrant activity of for the Nine months ended July 31, 2007 is as follows:

	Warrants		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2006	3,225,000	3,225,000	$0.86	$0.86
Granted Fiscal Year 2007	-	-	-	-
Exercised Fiscal Year 2007	-	-	-	-
Expired Fiscal Year 2007	(475,000)	(475,000)	(1.50)	(1.50)
Balance - July 31, 2007	2,750,000	2,750,000	$0.80	$0.80

There were no warrants issued for the period ended July 31, 2007.

The following table summarizes information about warrants outstanding and exercisable at July 31, 2007:

Range of exercise prices:	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
$0.80	2,750,000	2.42	$0.80	2,750,000

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended July 31, 2007 and 2006
(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has entered into an exclusive ten year selling arrangement with a current stockholder that, along with its affiliates, owns a large portion of the Company’s stock. On March 12, 2004, the Company entered into an exclusive ten year arrangement with BSFC, which can be extended year to year thereafter, for the sale of the Company’s products. In addition to the requirement that the Company exclusively sell its products through BSFC, the Company agreed to other conditions, such as the full assumption of warranty risk, staffing of a facility, carrying of inventory, development of new products, training of personnel for technical support, and sharing of costs of brand awareness all for BSFC’s selling and marketing efforts. The cost of such product sold shall vary from time to time based on an equal sharing of the costs incurred to produce and sell such products by both parties. During the first two quarters of 2007, the Company only recognized $21,991 in revenue under this selling arrangement, due in part to the strained relationship between the Company and BSFC. In litigation currently pending against BSFC, the Company is seeking a declaratory judgment that the marketing/manufacturing agreement with BSFC for the distribution of the Company’s products is null and void and of no further force and effect. See Note 6 (Commitments and Contingencies).

On November 1, 2006, the Company borrowed $56,250 from a company that is part of a group that is comprised of the largest stockholders of the Company and that is affiliated with BSFC and the Company’s former landlord. In a litigation currently pending with BSFC, the former landlord, and the affiliated company, among others, the Company is seeking, among other things, an accounting with BSFC and the other counterdefendants, including the former landlord and the affiliated company. Until a judicial determination or resolution with BSFC and the other counterdefendants may be reached, the Company will continue to carry this amount as loans payable, although the Company disputes the amount in question. See Note 6 (Commitments and Contingencies).

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

In June 2007, Wayne Wade commenced an action against the Company in the United States District Court for the Southern District of Mississippi for breach of contract, seeking approximately $150,000 in damages, as well as interest, fees, and costs. In July, 2007, the Company filed an answer denying these claims.

In addition, the Company and its wholly-owned subsidiary, Bio Solutions, Production, Inc. (“BSP”) filed a counterclaim against Wade, Louis Elwell, III, Bio Solutions Franchise Corp., Innovative Industries, Bio Solutions of Louisiana, Environmental Services of Mississippi, Wade’s Farm, Sabrina Baio, and Amanda Best for breach of fiduciary duty, usurpation of corporate opportunity, federal and state securities fraud, misappropriation of trade secret, conversion, unlawful distribution of securities, interference with contractual relations and prospective business advantage, unfair competition and business practices, quantum meruit, breach of contract, breach of the covenant of good faith and fair dealing, civil conspiracy, fraud, and misrepresentation. The counterclaim alleges that the counterdefendants entered into a series of self-dealing and wasteful transactions pursuant to which they illegally misappropriated and diverted a significant business opportunity from the Company and then sold the same opportunity to the Company for an egregious profit, illegally misappropriated BSP’s trade secrets, fraudulently expended significant amounts of the Company’s cash without permission or authorization, much of which was paid directly to or on behalf of the counterdefendants, illegally distributed the Company’s common stock without registration and in violation of an SEC injunction, entered in a series of related party transactions and agreements with the Company and BSP which unfairly and excessively benefited the counterdefendants, and breached those agreements in gross disregard for the Company’s rights. In the counterclaim, the Company and BSP seek actual and punitive damages in an amount to be proven at trial as well as injunctive and declaratory relief. The matter is currently pending. In September, the counterdefendants filed an answer, and a counterclaim and third-party claim was filed. See Note 7 (Subsequent Events).

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended July 31, 2007 and 2006
(Unaudited)

In February 2007, BSP effected a reduction in force series of layoffs in its Mississippi facility as a result of an ongoing dispute with BSFC. It also received a letter of resignation from its director of research and development. Once such disputes are resolved, the Company anticipates selling its biological waste remediation products again. The Company anticipates future losses from operations as a result of this matter.

Through April 30, 2007, BSP leased a facility in Hattiesburg, Mississippi from Innovative Industries, LLC, which is controlled by the executive officers of BSFC. The lease expired on April 30, 2007. In March 2007, Innovative Industries, LLC, a related party and the owner of the office and warehouse facilities that BSP leased, delivered to the Company a demand for payment of past rent allegedly due under the lease agreement assumed by BSP in March, 2004. The Company denies that it or BSP owes any amounts to Innovative Industries. In an action pending in the United States District Court for the Southern District of Mississippi, the Company and BSP have alleged, among other things, that Innovative Industries materially breached the lease by failing to maintain fire, windstorm, and extended insurance on the leased premises, and by causing the Company and BSP to overpay on the lease. This matter is currently pending.

NOTE 7 - SUBSEQUENT EVENTS

Since July 31, 2007, the Company has issued 130,000 shares of common stock under the Plan to consultants as compensation for services rendered.

In September 2007, the counterdefendants filed an answer denying the counterclaims of the Company and BSP in the action pending in the United States District Court for the Southern District of Mississippi. In addition, Bio Solutions Franchise Corp. and Innovative Industries filed a counterclaim against the Company and BSP and a third-party complaint against David Bennett, the Company's President and Chief Executive Officer, Patricia Spreitzer, the Company's Secretary, Treasurer, and Chief Financial Officer, and Tarun Mendiratta, for breach of contract, breach of fiduciary duty, securities fraud, conversion, intentional interference with contractual relations and prospective business advantage, unfair competition and business practices, quantum meruit, breach of the covenant of good faith and fair dealing, civil conspiracy, fraud, and misrepresentation. These claims are related to press releases the Company issued on or about April 25, 2006, May 23, 2006, June 5, 2006, and December 11, 2006 which related to certain fat, oil, and grease extraction technology owned by Bio-Extraction Services, Inc. In addition, these claims relate to press releases the Company issued on or about May 1, 2006 relating to a private placement conducted in May and June of 2006. At this time, neither the Company, BSP, nor any of the third-party defendants have responded to the counterclaim. The Company believes that the allegations contained within this counterclaim are without merit and intends to vigorously defend the litigation.

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

General

We are a provider of biodiesel fuel and waste bioremediation services. Through BSP, we have historically focused on producing waste bioremediation solutions for municipal collection systems and food service facilities (the “Cleaning Division”). Until the second quarter of our 2007 fiscal year, our products in our Cleaning Division were sold through Bio Solutions Franchise Corp. (“BSFC”), a sales and marketing company for environmental application products and a significant shareholder of the Company. In the second quarter of our 2007 fiscal year, we ceased production of biological waste remediation products until further notice. We plan to resume production of remediation products in the future.

In June 2006, we acquired all of the outstanding equity of BESI, a company focused on the production of bio-fuel technology, from BSFC. In connection with this acquisition, we acquired BESI’s patent pending technology, which is used to extract grease from waste products to be converted into B100 biodiesel fuel. With our acquisition of BESI, we plan to focus on the production and sale of biodiesel fuel (the “Biodiesel Division”).

Bio Solutions Franchise Corp. Litigation

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

In September 2007, the counterdefendants filed an answer denying these claims. In addition, Bio Solutions Franchise Corp. and Innovative Industries filed a counterclaim against us and a third-party complaint against David Bennett, our President and Chief Executive Officer, Patricia Spreitzer, our Secretary, Treasurer, and Chief Financial Officer, and Tarun Mendiratta, for breach of contract, breach of fiduciary duty, securities fraud, conversion, intentional interference with contractual relations and prospective business advantage, unfair competition and business practices, quantum meruit, breach of the covenant of good faith and fair dealing, civil conspiracy, fraud, and misrepresentation. These claims are related to press releases we issued on or about April 25, 2006, May 23, 2006, June 5, 2006, and December 11, 2006 which related to certain fat, oil, and grease extraction technology owned by Bio-Extraction Services, Inc. In addition, these claims relate to press releases we issued on or about May 1, 2006 relating to a private placement conducted in May and June of 2006. At this time, we have not responded to the counterclaim. We believe that the allegations contained within this counterclaim are without merit and intend to vigorously defend the litigation.

While we believe that our claims against the counterdefendants and our defenses against Mr. Wade, BSFC, and Innovative are meritorious, there can be no assurance that this action will be resolved favorably to us, in whole or in part, and it is possible that we could become liable for potentially substantial damages in this action if it is not resolved in our favor. In addition, we may lose or be unable to regain control of one or more of our material assets if the action is not resolved in our favor. The existence of this litigation may harm our relationships with vendors and current or prospective customers, partners, investors, lenders, or stockholders. We are likely to incur significant cost and expense in prosecuting and defending the litigation, and the litigation will likely consume significant time and divert our management’s attention and resources to properly evaluate, prosecute, and defend. If we are unsuccessful in the litigation or any significant phase of it, we may need to develop possible workaround solutions that may be costly and disruptive to implement, or we may be required to permanently cease operations in one or more of our divisions.

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

Going Concern

The financial statements contained in this report have been prepared assuming that we will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We have incurred losses since inception and have negative cash flows from operations. For the years ended October 31, 2006 and 2005, we have incurred net losses of $2,739,803 and $1,024,683 and have a stockholders’ deficit of $628,356 as of July 31, 2007. Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products and services. Management is pursuing various sources of equity and debt financing. Although we are pursuing additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us. Failure to secure such financing may result in our inability to continue as a going concern and the impairment of the recorded long lived assets.

We have laid off the employees at our manufacturing facility in Mississippi in February 2007 as a result of an ongoing dispute with BSFC which is now the subject of the pending litigation with BSFC. If such disputes are resolved, we anticipate selling our biological waste remediation products again. We anticipate future losses from operations as a result of this matter.

The financial statements included in this report do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Concentration of credit risk

Historically, the primary customer for our cleaning products has been BSFC, a related party which resells product primarily to its franchisees.

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. SFAS 123(R) is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes option pricing model to calculate the fair value of its stock options. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period. We have issued 4,000,000 options in the nine months ended July 31, 2007 for compensation purposes, and we issued no options in our fiscal year ended October 31, 2006 for compensation purposes.

Variable Interest Entities

We have an exclusive ten year selling agreement with a related company; accordingly, FIN 46R - Consolidation of Variable Interest Entities could be determined to be applicable. FIN 46R addresses the consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics: (a) equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, (b) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: direct or indirect abilities to make decisions about the entity’s activities, the obligation to absorb the expected losses of the entity, or the right to receive the expected residual returns of the entity, (c) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. Additional considerations to the variable interest consolidation are (a) the reporting enterprise, its related parties, or both participated significantly in the design and re-design of the entity and the entity is neither a joint venture nor a franchisee, (b) the entity is designed so that substantially all of its activities either involve or are conducted on behalf of the reporting enterprise and its related parties, (c) the reporting enterprise and its related parties provide more than half of the total equity, subordinated debt and other forms of subordinated financial support to the entity based on an analysis of fair values of the interests in the entity. Although we are unable to obtain any financial information on our related party, BSFC, we believe that we have assumed most, if not all, of the financial risks associated with the selling of our product, and we further believe that the consolidation of BSFC will not materially change our balance sheet. We intend to continue to pursue obtaining the relevant audited financial information on BSFC to meet the requirements of FIN 46R, but we are not hopeful of being to obtain such information. In the litigation pending against BSFC, we are seeking a declaratory judgment that the selling agreement is null and void and of no further force and effect.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the three and nine months ended July 31, 2007 and 2006 are those of the continuing operations of Bio Solutions Manufacturing, which include BSP and BESI on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Net sales	$--	$28,069	$21,991	$120,110
Cost of sales	--	9,486	21,543	61,471

Gross income (loss)	--	18,583	448	58,639

Selling, general and administrative	530,145	334,173	2,000,132	1,271,305

Operating income (loss)	$(530,145)	$(315,590)	$(1,999,684)	$(1,212,666)

Comparison of the three months ended July 31, 2007 and 2006

Net sales.  Net sales for operations of BSP decreased to $0, or a decrease of 100%, for the three months ended July 31, 2007, from $28,069 for the three months ended July 31, 2006. In the second quarter of our 2007 fiscal year, we ceased production of biological waste remediation products until further notice. We plan to resume production of remediation products in the future.

Cost of Sales. Cost of sales for continued operations decreased to $0, or 100%, for the three months ended July 31, 2007, from $9,486 for the three months ended July 31, 2006. In the second quarter of our 2007 fiscal year, we ceased production of biological waste remediation products until further notice. We plan to resume production of remediation products in the future.

Selling, general, and administrative. Selling, general, and administrative expenses increased to $530,145, or an increase of 58.64%, for the three months ended July 31, 2007, from $334,173 for the three months ended July 31, 2006. The increase in selling, general, and administrative expenses primarily results from our incurring approximately $121,949 in depreciation and amortization in the third quarter of 2007 as compared to $17,235 in the third quarter of 2006. We also incurred significant stock compensation expense during the three month period ending July 31, 2007.

Operating loss. We incurred an operating loss of $530,145 for the three months ended July 31, 2007, compared to an operating loss of $315,590 for the three months ended July 31, 2006. We had higher operating losses in the third quarter of 2007 as compared to 2006 primarily because we incurred approximately $121,949 in depreciation and amortization in the third quarter of 2007 as compared to $17,235 in the second quarter of 2006. We also incurred significant stock compensation expense during the three month period ending July 31, 2007. Further, we experienced a decrease in revenue and gross profit as we ceased production of biological waste remediation products until further notice.

Interest expense. Interest expense increased to $38,565 for the three months ended July 31, 2007, from $8,390 for the three months ended July 31, 2006. Our interest expense increase resulted primarily from additional debt incurred as well as an increased interest rate on previous debt.

Provision for income taxes. We have generated net losses in 2007 and 2006. Accordingly, we have made no provision for income taxes.

Comparison of the nine months ended July 31, 2007 and 2006

Net sales.  Net sales for operations of BSP decreased to $21,991, or a decrease of approximately 82%, for the nine months ended July 31, 2007, from $120,110 for the nine months ended July 31, 2006. This decrease results from fewer product orders from BSFC, which in turn resulted from fewer product orders from its franchisees. In the second quarter of our 2007 fiscal year, we ceased production of biological waste remediation products until further notice. We plan to resume production of remediation products in the future.

Cost of Sales. Cost of sales for continued operations decreased to $21,543, or 65%, for the nine months ended July 31, 2007, from $61,471 for the nine months ended July 31, 2006. As a percentage of net sales, cost of sales increased to 98% of net sales for the nine months ended July 31, 2007 versus 51% of sales for the nine months ended July 31, 2006. Our cost of sales as a percentage of net sales increased because we had certain fixed costs associated with the production of our products, such as labor and overhead, which were not proportionately reduced with sales. Further, in the second quarter of our 2007 fiscal year, we ceased production of biological waste remediation products until further notice. We plan to resume production of remediation products in the future.

Selling, general, and administrative. Selling, general, and administrative expenses increased to $2,000,132, or an increase of 57%, for the nine months ended July 31, 2007, from $1,271,305 for the nine months ended July 31, 2006. The increase in selling, general, and administrative expenses primarily results from our incurring approximately $472,946 in depreciation and amortization in the first nine months of 2007 as compared to $93,366 in the first three quarters of 2006. We also incurred significant stock compensation expense during the nine month period ending July 31, 2007.

Operating loss. We incurred an operating loss of $1,999,684 for the nine months ended July 31, 2007, compared to an operating loss of $1,212,666 for the nine months ended July 31, 2006. We had higher operating losses in the third quarter of 2007 as compared to 2006 primarily because we incurred approximately $472,946 in depreciation and amortization in the nine month period ending July 31, 2007 as compared to $93,366 in the nine month period ending July 31, 2006. We also incurred significant stock compensation expense during the nine month period ending July 31, 2007. Further, we experienced a decrease in revenue and gross profit as we ceased production of biological waste remediation products until further notice.

Interest expense. Interest expense increased to $206,075 for the nine months ended July 31, 2007, from $29,549 for the nine months ended July 31, 2006. Our interest expense increase resulted primarily from recording an expense of $127,662 attributed the beneficial conversion feature with a line of credit loan agreement into which we entered in November 2006. In addition, our interest expense increase resulted from additional debt incurred as well as an increased interest rate on previous debt.

Provision for income taxes. We have generated net losses in 2007 and 2006. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at July 31, 2007 was $1,353,579, and at July 31, 2006 it was $460,925. We had cash of 52,405 as of July 31, 2007, while we had cash of $384,065 as of July 31, 2006. This difference results primarily from the expenditure of the remaining net proceeds of the private placement we completed in June 2006 and borrowings under our lines of credit.

We used $305,494 of net cash from operating activities for the nine months ended July 31, 2007 compared to using $312,374 in the nine months ended July 31, 2006. Our net loss of $2,205,759 was offset by non-cash expenses for common stock issued for services of $1,146,950, depreciation and amortization of $472,946, and a beneficial conversion feature expense of $127,662. The net loss was also offset by a decrease in inventory of $21,051, an increase in prepaid expenses of $3,000, an increase of $85,118 in accounts payable, and an increase of $84,344 in accrued expenses. We further used cash in operating activities by increasing our accounts receivable from a related party by $19,305 and other receivables from a related party by $21,500.

Net cash flows used in investing activities was $13,250 for the nine months ended July 31, 2007, compared to $76,406 in the nine months ended July 31, 2006. The cash used in investing activities for the nine months ended July 31, 2007 was used for the purchase of leasehold improvements and payment of a security deposit.

Net cash flows provided by financing activities were $360,307 for the nine months ended July 31, 2007, compared to net cash provided by financing activities of $772,703 in the nine months ended July 31, 2006. The net cash provided by financing activities is from the proceeds from our lines of credit and notes payable, which are net of repayments.

Loan Agreement

Since 2003, we have borrowed money from a group of third-party lenders in order to fund our operations. As of July 31, 2007, the outstanding principal balance on these loans was approximately $900,000. On November 29, 2006, we entered into a loan agreement with certain these lenders and a new lender, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion; provided, however, that the conversion price may not be less that $0.01 per share under any circumstances. In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require us to issue shares of our common stock in excess of our authorized and unissued shares of common stock.  The notes are secured by a first priority security interest in all of our assets. By their terms, the holder of the notes may not convert the notes to the extent such conversion would cause the holder, together with its affiliates, to have acquired a number of shares of common stock that would exceed 4.99% of our then outstanding common stock. We have has agreed to register the resale of the shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of 1933 upon request of the lenders.

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

We paid approximately $435,000 of the net proceeds of this offering either to or on behalf of Bio Solutions Franchise Corporation, Innovative Industries, and to persons or entities that we contend are affiliates of Bio Solutions Franchise Corporation and Innovative Industries. We have conducted an internal investigation regarding these expenditures. As a result of the internal investigation, we determined that one or more of our employees or consultants made these and other expenditures of our funds without management approval or ratification. We also determined that Bio Solutions Franchise Corp., Innovative Industries, and certain of their respective principals and affiliates were involved with these or other expenditures of the net proceeds of the offering.

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

In September 2007, the counterdefendants filed an answer denying these claims. In addition, Bio Solutions Franchise Corp. and Innovative Industries filed a counterclaim against us and a third-party complaint against David Bennett, our President and Chief Executive Officer, Patricia Spreitzer, our Secretary, Treasurer, and Chief Financial Officer, and Tarun Mendiratta, for breach of contract, breach of fiduciary duty, securities fraud, conversion, intentional interference with contractual relations and prospective business advantage, unfair competition and business practices, quantum meruit, breach of the covenant of good faith and fair dealing, civil conspiracy, fraud, and misrepresentation. These claims are related to press releases we issued on or about April 25, 2006, May 23, 2006, June 5, 2006, and December 11, 2006 which related to certain fat, oil, and grease extraction technology owned by Bio-Extraction Services, Inc. In addition, these claims relate to press releases we issued on or about May 1, 2006 relating to a private placement conducted in May and June of 2006. At this time, we have not responded to the counterclaim. We believe that the allegations contained within this counterclaim are without merit and intend to vigorously defend the litigation.

Capital Requirements

The report of our independent accountants for the fiscal year ended October 31, 2006 states that we have incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.

As of July 31, 2007, we had a working capital deficit of $1,353,579. Due to insufficient orders for our products from Bio Solutions Franchise Corp., and due to insufficient payment by Bio Solutions Franchise Corp. for products that it has ordered, we have been unable to generate sufficient cash flows from operations to operate our business. In addition, we made significant related party payments out of the net proceeds of our June 2006 private placement, which has further reduced our working capital for operations.

In the second quarter of our 2007 fiscal year, we ceased production of biological waste remediation products until further notice. We plan to resume production of remediation products in the future.

We believe that, as of the date of this report, our existing working capital and cash flows generated from operations will be insufficient to fund our plan of operations over the next 12 months, and accordingly, we will need to obtain additional financing.

On May 1, 2007, we entered into an agreement with Schechter & Co. Limited pursuant to which Schechter will act as our lead financial advisor in seeking to arrange an initial private placement of approximately $30 million of project finance notes to construct a series of 12 bio-diesel production plants at an approximate cost of $2.5 million per plant. There can be no assurances that we will be able to successfully complete a private placement with Schechter & Co., Limited, or at all.

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

Our Chief Executive Officer and Chief Financial Officer have also evaluated whether any change in our internal controls occurred during the third fiscal quarter and have concluded that there were no changes in our internal controls or in other factors that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

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

In September 2007, the counterdefendants filed an answer denying these claims. In addition, Bio Solutions Franchise Corp. and Innovative Industries filed a counterclaim against us and a third-party complaint against David Bennett, our President and Chief Executive Officer, Patricia Spreitzer, our Secretary, Treasurer, and Chief Financial Officer, and Tarun Mendiratta, for breach of contract, breach of fiduciary duty, securities fraud, conversion, intentional interference with contractual relations and prospective business advantage, unfair competition and business practices, quantum meruit, breach of the covenant of good faith and fair dealing, civil conspiracy, fraud, and misrepresentation. These claims are related to press releases we issued on or about April 25, 2006, May 23, 2006, June 5, 2006, and December 11, 2006 which related to certain fat, oil, and grease extraction technology owned by Bio-Extraction Services, Inc. In addition, these claims relate to press releases we issued on or about May 1, 2006 relating to a private placement conducted in May and June of 2006. At this time, we have not responded to the counterclaim. We believe that the allegations contained within this counterclaim are without merit and intend to vigorously defend the litigation.

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

Dated: September 27, 2007	/s/ David S. Bennett
By: David S. Bennett Its: President and Director

Dated: September 27, 2007	/s/ Patricia M. Spreitzer
By: Patricia M. Spreitzer Its: Secretary, Treasurer and Director