Form 10KSB
period 2007-10-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2008-02-13
CIK 1128581

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $652,837 as of February 5, 2008. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 885,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

As of January 31, 2008, 51,103,228 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

EXPLANATORY NOTE

This annual report on Form 10-KSB does not contain all of the information required to be disclosed under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  In particular, this annual report does not contain the financial statements required by Item 310 of Regulation S-B, management’s discussion and analysis required by Item 303 of Regulation S-B, disclosure controls and procedures required by Item 307 of Regulation S-B, internal control over financial reporting required by Item 308 of Regulation S-B, and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  The company intends to file an amendment to this annual report on Form 10-KSB to provide the missing information once it becomes available

PART I

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

Our executive offices are located at 4440 Arville Street, Suite 6, Las Vegas, NV 89103. Our telephone number is (702) 222-9532.

Recent Developments

BSFC Litigation. On October 22, 2007, the company, its wholly owned subsidiary Bio Solutions Production, Inc. (“BSP”), David S. Bennett, our President and Chief Executive Officer (“Bennett”), and Patricia M. Spreitzer, our Treasurer and Secretary (“Spreitzer”) (collectively, the “BSLM Parties”), and Tarun Mendiratta (“Mendiratta”) entered into a settlement agreement and general release (the “Settlement Agreement”) with Bio Solutions Franchise Corp. (“BSFC”), Innovative Industries, Bio Solutions of Louisiana, Environmental Services of Mississippi, Wade’s Farm, Wayne Wade, Louis Elwell, III, Sabrina Baio, and Amanda Best (collectively, the “BSFC Parties”).

The Settlement Agreement was entered into in connection with a complaint filed in June 2007 by Wade against us in the United States District Court for the Southern District of Mississippi. The complaint alleged breach of contract. In July 2007, the company and BSP filed a counterclaim against the BSFC Parties, seeking damages, injunctive, and declaratory relief. In September, 2007, the BSFC Parties filed a counterclaim and third-party complaint against the BSLM Parties and Mendiratta, seeking damages, injunctive, and declaratory relief. The foregoing narrative description is referred to herein as the “BSFC Litigation.”

Under the terms of the Settlement Agreement, the BSLM Parties and the BSFC Parties have agreed to full and complete settlement and general release of all claims asserted by the parties regarding the subject matter of the BSFC Litigation. In consideration for this settlement of claims, the company and BSP (i) sold certain assets comprised of tangible personal property, including equipment, furniture, fixtures, and inventory, to the BSFC Parties, (ii) granted BSFC a perpetual, royalty free license to make, use, and sell cleaning and waste removal products based on BSP’s proprietary formulations; (iii) procured the transfer of 100,000 shares of BSFC common stock held by the President of Bio Extraction Services, Inc., a wholly owned subsidiary of the Company (“BESI”), (iv) procured the waiver/cancellation from the President of BESI of his right to receive an additional 100,000 shares of BSFC common stock; (v) procured the issuance of a limited recourse promissory note by the President of BESI in the amount of twenty five thousand dollars ($25,000) to the BSFC Group; and (vi) issued a full recourse guarantee of this promissory note. In consideration of the foregoing, we received 8,826,809 shares of our common stock then held by the BSFC Parties. These shares were returned to our treasury and cancelled.

Under the Settlement Agreement, all prior agreements between the BSLM Parties, on the one hand, and the BSFC Parties, on the other hand, were cancelled, terminated, and held for naught in their entirety, and all rights, liabilities, and obligations of the parties under such prior agreements were extinguished in their entirety.

On November 21, 2007, the President of BESI paid $16,115.72 to the BSFC Parties, which constituted full and final satisfaction of the $25,000 limited recourse promissory note. As a result, we became liable on the full recourse guarantee in the amount of $8,884.28. On December 12, 2007, we paid $7,958.00 of this amount as partial satisfaction of the full recourse guarantee. We currently owe $926.28 under the full recourse guarantee.

Our Business

Our business consists of two separate divisions: (i) the Biodiesel Division, through which we intend to produce, develop, and sell biodiesel fuel, and (ii) the Cleaning Division, which offers biological solutions and environmental applications for waste remediation. Until the second quarter of our 2007 fiscal year, our products in our Cleaning Division had been sold through a sales and marketing company for environmental application products, which company was previously an affiliate and a significant shareholder of ours. In the second quarter of our 2007 fiscal year, we ceased production of biological waste remediation products until further notice and in the fourth quarter of our 2007 fiscal year, we terminated our selling arrangement with BSFC. We plan to resume production of remediation products in the future.

The Biodiesel Division

With our acquisition of BESI and its patent pending oil and grease extraction technology, we are entering the biodiesel market. We plan to produce our biodiesel through the collection of yellow fat and trap grease, as compared to other manufacturers that use agricultural feedstock and other energy sources such as soy oils and animal fats. We plan to construct or lease up to 12 mid-size biodiesel plants that are capable of producing 1.5 million gallons of biodiesel fuel a year. We expect to open our first biodiesel plant upon receipt of sufficient capital to do so We do not anticipate that we will generate revenues in our biodiesel division until we have established plants which are operational.

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

Further, food service preparation facilities and municipalities spend millions of dollars each year to haulers that transport and dispose of such grease. In addition, haulers of such grease are required to pay “tipping” fees in connection with the disposal of such waste. We are seeking to establish relationships with several mid-size haulers of such trapped grease waste to install production plants near their locations to give us direct access to brown trapped grease which our patent pending technology can convert into B100 biodiesel. We intend to construct a program under which haulers will pay reduced tipping fees based upon the amount of brown trapped grease delivered. In addition, we intend to construct plants in geographically desirable locations, for tipping purposes. In each case, haulers would recognize cost savings and have incentive to deliver their brown trapped grease to us. Accordingly, we will seek to secure free inventory of brown trapped grease if our negotiations with hauler prove successful. This would allow us to offer our biodiesel at competitive prices as we will avoid the high cost and competition for agricultural feedstock. We intend to prepare formal agreements with haulers upon establishment of biodiesel plants

Strategic Relationships

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

In January 2007, we entered into a letter of intent with Environmental Energy Recycling Corp. (“EERC”). Subject to further due diligence and the execution of definitive agreements, EERC has committed to deliver at least 525,000 gallons of brown grease feedstock each year for our production of biodiesel fuel. EERC also intends to provide us with a working site with existing waste water permits. This will allow us to install production equipment on an expedited basis. We seek to secure similar relationships going forward upon construction and establishment of biodiesel plants

Principal Products and Markets—Biodiesel Division

The principal products we expect to produce at our future plants are biodiesel fuel and crude glycerin. We expect each plant to have capacity to produce a significant amount of biodiesel and glycerin per year.

Primary Product-Biodiesel Fuel

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

 Sources and Availability of Raw Materials Supply - Biodiesel Division

Biodiesel Fuel is made from feed stock which either comes from agricultural crops like soybean or from yellow grease or brown trapped grease. Approximately 13 pounds of brown trapped grease is produced by each person in the United States each year. Restaurants and food service preparation facilities are required to trap the brown grease they produce and dispose of it to keep it out of the public’s sewer systems. It is estimated that restaurants produce 500 million gallons annually. We are in negotiations with several mid-size haulers of such trapped grease waste to install a production plant near their locations which would give us direct access to brown trapped grease which our patent pending technology can convert into B100 biodiesel. We intend to construct a program under which haulers will pay reduced tipping fees based upon the amount of brown trapped grease delivered. In addition, we intend to construct plants in geographically desirable locations, for tipping purposes. In each case, haulers would recognize cost savings and have incentive to deliver their brown trapped grease to us. Accordingly, we will seek to secure free inventory of brown trapped grease if our negotiations with hauler prove successful. This would allow us to offer our biodiesel at competitive prices as we will avoid the high cost and competition for agricultural feedstock. We intend to prepare formal agreements with haulers upon establishment of biodiesel plants.

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

Governmental approval and regulations-Federal Biodiesel Supports

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

The Cleaning Division

Products and Services - Cleaning Division

             Our products in the cleaning division have a combination of microbes and enzymes specifically selected, adapted and mixed in laboratories. These microbes have been designed to digest animal and plant tissues, proteins and cellulose. The formulation of the products has been developed to digest the waste products effectively and in an environmentally safe and responsible manner. This is based on several years of research and development work.

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

The Cleaning Division’s primary products are the following:

Product	Purpose

BP - 310	Treatment of Grease Traps/Lift Stations, primarily enzymatic reactions
BP - 710	Treatment of Grease Traps/Lift Stations, primarily microbial actions
BP - 910	Treatment of Portable Toilets
BP - 101	Specific for Higher Carbohydrate Complex
BO - 102	Specific for Higher Fats and Oils
Buffer	Balancing pH
Bio - Care H2S	Specific for Hydrogen Sulfide Reduction

Bio - Care G	Liquefies Hard Grease/Fat
Bio - Care Wheels	Cleans Grease and Dirt off the Wheels of Trolleys in
Restaurants
Bio - Care H & S (Hood & Stack)	Degreases Hoods and Stacks in Restaurants
Bio - Catalyst	Enhances Activity of BP - 310 and BP – 710
Bio - Care Lift Station	For Odor Control
Bio - Deplugger (for Drain Lines)	For Blocked Drain Lines
Bio - Care F (Floor Soap)	Cleans Grease and Dirt off Hard Surfaces
ECT - 2000	Waste Water Disinfectant
Bio - Care Carpet Cleaner	Cleans carpets of all types by removing dirt, grease and stains
Bio - Care Oil and Grease Spot Cleaner	Cleans oil, grease, and dirt build- up on hard surfaces of parking lots, garage floors, sidewalks, etc.
Bio - Care Glass Cleaner	Cleans oil, grease, dirt and many other spots on all glass surfaces

Manufacturing—Cleaning Division

The Cleaning Division previously manufactured several biological products incorporating a combination of microbes and enzymes. These microbes have been selected, adapted, dried and mixed in the Company’s laboratories. The combinations have been designed to digest animal and plant tissues, proteins and cellulose. The formulations of the products have been developed to digest the waste products effectively and in an environmentally safe and responsible manner. This is based on several years of research and development work.

Our products break down complex waste products into simple, elemental substances. Depending upon the nature and concentration of the pollutants and other variables encountered, such as pH, time and temperature, appropriate additives are introduced to successfully complete the bio-augmentation process. When the complex substances and compounds are digested and broken down into simpler elements, the noxious odors associated with sulfides, ammonia, nitrites and others are significantly reduced or eliminated and simpler elemental substances flow out in the effluents. Furthermore, the end product obtained by using our products on dairy and hog lagoons can be used as a soil fertilizer.

Until the fourth quarter of 2007, we marketed and sold our cleaning products through Bio Solutions Franchise Corp., a former affiliate and a former significant stockholder of ours. Bio Solutions Franchise Corp. used franchising as its distribution approach. In the fourth quarter of 2007, we terminated our selling arrangement with BSFC.

We closed the manufacturing facility for our products in the Cleaning Division in the second quarter of our fiscal 2007. We need additional capital to open a new manufacturing facility and we will not manufacture, market our sell any Cleaning Division products until such time.

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

Until the second quarter of 2007, we marketed and sold our cleaning products through a former affiliate and significant stockholder of ours who used franchising as its distribution approach.

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

The research firm of Environmental Business International breaks the industry down even further into fourteen (14) segments of business activity which are divided into three (3) broad categories: services, equipment, and resources. These environmental industry segments are classifications of types of businesses set out by the U.S. Standard Industry Classifications (SIC) system. Service revenues are those generated as fees paid for service, equipment revenues are sales of hardware, and resources are sales of materials, water or energy. The Cleaning Division primarily served the “Remediation and Industrial Services” segment. This remediation segment in which the Cleaning Division operates is estimated to generate approximately $12 billion a year in revenue.

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

Franchising Distribution Method

Until the fourth quarter of 2007, the Cleaning Division had marketed its products through BSFC, which used franchising as its distribution approach. Franchising is a marketing technique, or method of doing business, whereby a parent company (franchisor) grants (via a franchise agreement) an individual outlet owner (franchisee) the right to market its product and services while using the parent’s name, reputation, and marketing techniques. In the fourth quarter of 2007, we terminated our selling arrangement with BSFC.

Potential End Users of Cleaning Products

The Company’s products are designed for the treatment and prevention of the following:

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

Competition - Cleaning Division

The principal markets in which we seek to compete are competitive and fragmented, with competitors in the environmental services market and the bioremediation market sub-sector. Increased competition could have a material adverse effect on the Company, as competition may have far greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than those of the Company. Although all future employees are expected to be required to sign confidentiality agreements, there is no guarantee either that trade secrets will not be shared with competitors or that the Company could enforce these agreements. In addition, in connection with the Settlement Agreement, we granted Bio Solutions Franchise Corp. a perpetual, royalty free license to make, use, and sell cleaning and waste removal products based on BSP’s proprietary formulations. This license and such disclosures, if made, could negatively affect our competitiveness. Many of the competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do.

Sources and Availability of Raw Materials - Cleaning Division

The Company intends to obtain all its raw materials for the manufacture of its products from other sources. The Company generally does not have contracts with any entities or persons committing such suppliers to provide the materials required for the production of its products. There can be no assurance that suppliers will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing to pay. Since the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not wholly within its control. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, as a result of any of the foregoing factors or otherwise, could have a material adverse effect on the Company.

Intellectual Property - Cleaning Division

                The Cleaning Division’s products, formulas, and processes are proprietary and owned by us. Our policy is to have employees associated with and involved in any part of the research/manufacturing process sign non-disclosure/confidentiality agreements in order to prohibit them from using any part of the technology developed and owned by us. In connection with the Settlement Agreement, we granted Bio Solutions Franchise Corp. a perpetual, royalty free license to make, use, and sell cleaning and waste removal products based on BSP’s proprietary formulations.

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

Risks Related to our Business

There is substantial doubt about our ability to continue as a going concern. As of October 31, 2006, our independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern and we expect to receive a going concern opinion upon completion of the audit of our financial statements for the year ended October 31, 2007. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We have incurred losses since inception and have had negative cash flows from operations. For the years ended October 31, 2007 and 2006, we incurred net losses, and had a stockholders’ deficit. Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products and services. Management is pursuing various sources of equity and debt financing. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us. Failure to secure such financing may result in our inability to continue as a going concern and the impairment of the recorded long lived assets. Further, we closed our manufacturing facility for the products in our Cleaning Division and we need additional capital to relocate and open a new manufacturing facility. Once we relocate a new manufacturing facility, we anticipate selling our biological waste remediation products again. We anticipate future losses from operations as a result of this matter. These matters raise substantial doubt about our ability to continue as a going concern.

We need capital to execute our business plan to enable us to generate revenues. Currently, we do not generate any revenues. In the Biodiesel Division, we need to construct or lease biodiesel plants and we will not generate any revenues in this division until we have established plants which are operational. The expected cost to build each biodiesel plant is $2.5 million and we do not have the capital to build any such plants. In addition, we closed the manufacturing facility for our Cleaning Division products in the second fiscal quarter of 2007 and also ceased marketing and selling such products at that time. We need capital to relocate and open a new facility for the manufacture and subsequent sale of products in our Cleaning Division. If we cannot raise additional debt and/or equity capital, we will be unable to generate any revenues in either our Biodiesel or Cleaning Divisions.

We lack proper internal controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period ended July 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in our Quarterly Report on Form 10-QSB for the period ended July 31, 2007 has been made known to them in a timely fashion.  In addition, our Chief Executive Officer and Chief Financial Officer have identified significant deficiencies that existed in the design or operation of our internal control over financial reporting that they consider to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” In light of the material weaknesses described below, we performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in the Quarterly Report for the period ended April 30, 2007 fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

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

These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are seeking to improve and strengthen our control processes and procedures. As of the date of this prospectus, we have relocated our accounting books and records to our Las Vegas, Nevada office where our Chief Financial Officer is located, and we have terminated the use of related party employee and consultants in our accounting department. In addition, we are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies by adding additional accounting personnel, improving supervision and increasing training of our accounting staff with respect to generally accepted accounting principles, providing additional training to our management regarding use of estimates in accordance with generally accepted accounting principles, increasing the use of contract accounting assistance, and increasing the frequency of internal financial statement review. We will continue to take additional steps necessary to remediate the material weaknesses described above.

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

    We have a history of losses and may not ever operate profitably. We will continue to incur significant losses until we successfully complete or acquire and commence operations of a biodiesel plant. There is no assurance that we will be successful in our efforts to build or acquire and operate the biodiesel plant. Even if we successfully meet all of these objectives and begin operations at the biodiesel plant, there is no assurance that we will be able to operate profitably.

We have not hired any employees for our biodiesel division, and may not be able to hire employees capable of effectively operating the biodiesel plant, which may hinder our ability to operate profitably. Because we recently entered the biodiesel industry, we have not hired any employees. Prior to completion of the plant construction and commencement of operations, we intend to hire a significant number of full-time employees. Following completion of the biodiesel plant, we expect certain of our employees to be in biodiesel production operations and certain of our employees to be in general management and administration. We may not be successful in hiring employees to operate our biodiesel plant at a reasonable price. If we are not able to hire and retain employees who can effectively operate the plant, our ability to profitably operate the plant will be adversely affected.

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

Our reliance upon third parties for our grease feedstock supply may hinder our ability to profitably produce our biodiesel. In addition to being dependent upon the availability of grease feedstock supply, we will be dependent on relationships with third parties, including feedstock suppliers. We have entered into an agreement with Environmental Energy Recycling Corp (EERC) to deliver us yellow grease and with Ashcroft Group to assist in the development and marketing of our bio-diesel product, we still anticipate requiring additional relationships to further our business plan. Assuming that we can establish additional relationships, suppliers may terminate those relationships, sell to other buyers, or enter into the biodiesel manufacturing business in competition with us. Suppliers may not perform their obligations as agreed, and we may be unable to specifically enforce our agreements. This could negatively affect our ability to create revenue.

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

Risks Associated with Investing in our Common Stock

We have issued a substantial number of securities convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing stockholders. As of February 5, 2008, approximately 9,250,000 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities: (i) 69,872,076 shares representing shares of common stock issuable upon conversion in full of our outstanding convertible promissory notes (without regard to any limitations on conversion); (ii) 2,500,000 shares of common stock issuable upon exercise of in full of the warrants issued to the investors in our June 2006 Unit offering (without regard to any limitations on exercise) and (iii) 250,000 shares of common stock issuable upon exercise of the warrants issued to the finder in connection with our June 2006 Unit offering.

The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.

A substantial number of our convertible securities are convertible into shares of common stock at a current on price of $0.05 per share. Most of these shares are eligible for public resale. The trading price of our common stock and our ability to raise additional financing may be adversely affected by the influx into the market of such a substantial number of shares. Our outstanding convertible notes are presently convertible into 69,872,076 shares of common stock at a per share conversion price equal to the lesser of (i) $0.05 and (ii) 70% of the 5 day average closing bid price of our common stock prior to conversions (which is $0.013 as of February 5, 2008), which is less than the current trading price of our shares. Although many of the shares issuable upon conversion of our convertible warrants are eligible for public resale under Securities and Exchange Commission Rule 144, we have agreed to file a registration statement to cover the public resale of all of these shares. This significant increase in number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interest of our existing shareholders. In order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price as applicable, on similar terms. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

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

Item 2. Description of Property

We recently moved our executive offices to 4440 Arville Street, Suite 6, Las Vegas, NV 89103. The space is currently provided rent-free by a creditor of the Company.

Our wholly owned affiliate, BESI, leases a building in Hawley, Pennsylvania. The building is leased for a term of 1 year, expiring on September 15, 2008 at a rate of $2,210 per month. We must give 6 months notice of our intent to renew the lease. If we decide to renew the lease our rate will be increased 5% to $2,320 per month.

Item 3. Legal Proceedings

BSFC Litigation. On October 22, 2007, the company, its wholly owned subsidiary Bio Solutions Production, Inc. (“BSP”), David S. Bennett, our President and Chief Executive Officer (“Bennett”), and Patricia M. Spreitzer, our Treasurer and Secretary (“Spreitzer”) (collectively, the “BSLM Parties”), and Tarun Mendiratta (“Mendiratta”) entered into a settlement agreement and general release (the “Settlement Agreement”) with Bio Solutions Franchise Corp. (“BSFC”), Innovative Industries, Bio Solutions of Louisiana, Environmental Services of Mississippi, Wade’s Farm, Wayne Wade, Louis Elwell, III, Sabrina Baio, and Amanda Best (collectively, the “BSFC Parties”).

The Settlement Agreement was entered into in connection with a complaint filed in June 2007 by Wade against us in the United States District Court for the Southern District of Mississippi. The complaint alleged breach of contract. In July 2007, the company and BSP filed a counterclaim against the BSFC Parties, seeking damages, injunctive, and declaratory relief. In September, 2007, the BSFC Parties filed a counterclaim and third-party complaint against the BSLM Parties and Mendiratta, seeking damages, injunctive, and declaratory relief. The foregoing narrative description is referred to herein as the “BSFC Litigation.”

Under the terms of the Settlement Agreement, the BSLM Parties and the BSFC Parties have agreed to full and complete settlement and general release of all claims asserted by the parties regarding the subject matter of the BSFC Litigation. In consideration for this settlement of claims, the company and BSP (i) sold certain assets comprised of tangible personal property, including equipment, furniture, fixtures, and inventory, to the BSFC Parties, (ii) granted BSFC a perpetual, royalty free license to make, use, and sell cleaning and waste removal products based on BSP’s proprietary formulations; (iii) procured the transfer of 100,000 shares of BSFC common stock held by the President of Bio Extraction Services, Inc., a wholly owned subsidiary of the Company (“BESI”), (iv) procured the waiver/cancellation from the President of BESI of his right to receive an additional 100,000 shares of BSFC common stock; (v) procured the issuance of a limited recourse promissory note by the President of BESI in the amount of twenty five thousand dollars ($25,000) to the BSFC Group; and (vi) issued a full recourse guarantee of this promissory note. In consideration of the foregoing, we received 8,826,809 shares of our common stock then held by the BSFC Parties. These shares were returned to our treasury and cancelled.

Under the Settlement Agreement, all prior agreements between the BSLM Parties, on the one hand, and the BSFC Parties, on the other hand, were cancelled, terminated, and held for naught in their entirety, and all rights, liabilities, and obligations of the parties under such prior agreements were extinguished in their entirety.

On November 21, 2007, the President of BESI paid $16,115.72 to the BSFC Parties, which constituted full and final satisfaction of the $25,000 limited recourse promissory note. As a result, we became liable on the full recourse guarantee in the amount of $8,884.28. On December 12, 2007, we paid $7,958.00 of this amount as partial satisfaction of the full recourse guarantee. We currently owe $926.28 under the full recourse guarantee.

Becker Litigation. On November 27, 2007, Martin Becker (“Becker”) commenced an action against us in the Superior Court of California, County of Los Angeles, for breach of contract, common counts, and indemnity, seeking approximately $92,000 in damages, as well as interest, fees, and costs. The complaint alleges that the we breached a certain Reorganization and Stock Purchase Agreement dated on or about February 1, 2004 by failing to indemnify Becker as required under said agreement. We believe that the allegations contained within this complaint are without merit and intend to defend the litigation.

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

November 1, 2005 to October 31, 2006	High Close	Low Close
First quarter	$0.65	$0.33
Second quarter	0.98	0.26
Third quarter	0.70	0.23
Fourth quarter	0.38	0.17

November 1, 2006 to October 31, 2007	High Bid	Low Bid
First quarter	$0.24	$0.155
Second quarter	0.17	0.13
Third quarter	0.26	0.13
Fourth quarter	0.17	0.105

As of January 31, 2008, there were approximately 1,795 record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of October 31, 2007:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	8,490,000	(1) (2)
Total	—	$—	8,490,000	(1) (2)

(1) 2007 Stock Incentive Plan. The purpose of our 2007 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 10,000,000 shares, subject to adjustment, and as of October 31, 2007, we had issued 1,510,000 shares.

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

(2) 2006 Stock Incentive Plan. The purpose of our 2006 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 6,000,000 shares, subject to adjustment, and as of October 31, 2007, we had issued 6,000,000 shares.

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

Recent Sales of Unregistered Securities

During the quarter ended October 31, 2007, we issued an aggregate of 2,000,000 shares of common stock upon conversions of amended and restated 8% convertible promissory notes. The aggregate principal and interest amount of these notes that were converted was $100,000. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

On September 26, 2007, we issued 40,000 shares of common stock to a creditor in exchange for certain evidence of indebtedness held by the creditor. The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

On October 30, 2007, we issued 250,000 shares of common stock to the President of BESI as additional consideration for his indirect sale of the business of BESI to us and for his assistance in connection with the settlement of the BESI litigation. In addition, we agreed to issue an additional 500,000 shares in connection therewith upon the earlier of April 30, 2008 or the satisfaction of certain performance criteria. The issuance was exempt pursuant to Section 4(2) of the Securities Act.

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

Item 8A. Controls and Procedures.

We will file an amendment to this annual report to provide controls and procedures as required by Items 307 of Regulation S-B and 308 of Regulation S-B.

Item 8B. Other Information.

Loan Agreement

Since 2003, we have borrowed money from a group of third-party lenders in order to fund our operations. As of February 5, 2008, the outstanding principal balance on these loans was approximately $746,689. On November 29, 2006, we entered into a loan agreement with certain these lenders and a new lender, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion; provided, however, that the conversion price may not be less that $0.01 per share under any circumstances. The notes are secured by a first priority security interest in all of our assets. We have has agreed to register the resale of the shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of 1933 upon request of the lenders. The Company relied on the exemptions from registration provided by Section 3(a)(9) and Section 4(2) of the Securities Act of 1933, as amended, for the issuance of the notes under the loan agreement.

Notice of errata

In 2006, we issued various press releases which refer to the BESI fat, oil, and grease extraction technology as “patented.” While there is a patent application pending with the U.S. Patent and Trademark Office, no patent has been issued with respect to this technology.

We also issued various press releases referring to us or our subsidiaries as having a network of franchises. Bio Solutions Franchise Corp., the former distributor of cleaning products and a former significant stockholder, maintains the network of franchises.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Corporate Governance; Compliance with Section 16(A) of the Exchange Act

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

Board of Directors, Board Meetings and Committees

Our board of directors held no formal meetings during the most recently completed fiscal year. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of New York and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. Our board of directors believes that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request to our Company addressed to our Chief Executive Officer. We intend to hold annual meetings of stockholders during the summer season, at which meetings our directors will be up for re-election. We currently do not have a policy regarding the attendance of board members at the annual meeting of stockholders.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Independence

           Our board of directors has determined that currently none of it members  qualify as "independent" as the term is used in Item 407 of Regulation S-B as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended October 31, 2007, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 4440 Arville Street Suite 6, Las Vegas, NV 89103.

Item 10. Executive Compensation

Summary Compensation Table—Fiscal 2007 and 2006

The table below summarizes the total compensation paid or awarded to each of the Named Executive Officers for Fiscal years 2007 and 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)	Total ($)

David S. Bennett Chairman, President and Chief Executive Officer	2007	-0-	$75,000	(1)	$48,400	(2)(3)(4)	-0-	(5)	-0-	$123,400
	2006	-0-	-0-		$24,750	(6)(7)	-0-		-0-	$24,750

Patricia M. Spreitzer Vice President, Secretary and Treasurer	2007	-0-	$54,000	(1)	$48,400	(2)	-0-	(5)	-0-	$102,400
	2006	-0-	-0-		$16,500	(6)(7)	-0-		-0-	$24,750

(1)	Each officer received a one time bonuses to reflect payment equal to such employee’s annual salary for services rendered in fiscal year 2007. These bonuses have been accrued, but not paid
(2)	In October 2007, each officer received a stock award of 200,000 shares under the terms of its employment agreement. On the date of grant, the market value of our common stock was $0.12.
(3)
In January 2007, each officer received a stock award of 100,000 shares for services rendered as an officer. On the date of thee grant of the stock award, the market value of our common stock was $0.165.

(4)
In January 2007, each director received a stock award of 50,000 shares for services rendered as a director. On the date of thee grant of the stock award, the market value of our common stock was $0.165.

(5)
On October 30, 2007, the Company agreed to grant each officer an option award of 4,000,000 with exercise prices ranging from $0.17 to $2.00. The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose.

(6)
Each officer received a stock award of 100,000 shares of common stock for services rendered as an officer in 2006. On the date of the grant of the stow award, the market value of our common stock was $0.38 per share.

(7)
Each director received a stock award of 50,000 shares of common stock for services rendered as an director in 2006. On the date of the grant of the stow award, the market value of our common stock was $0.38 per share.

Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock awards and stock options granted to the Named Executive Officers in Fiscal 2007.

					All Other Stock Awards:	All Other Option Awards:
Name	Grant Date	Approval Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	Number of Shares of Stock or Units (#)	Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards(3)
David S. Bennett	10/30/2007	10/30/2007	—	—	—	4,000,000	$0.17-$2.00	N/A
	10/30/2007	10/30/2007	—	—	200,000			$24,000
	01/15/2007	01/15/2007	—	—	100,000			$16,500

Patricia M. Spreitzer	10/30/2007	10/30/2007	—	—	—	4,000,000	$0.17-$2.00	N/A
	10/30/2007	10/30/2007	—	—	200,000			$24,000
	01/15/2007	01/15/2007	—	—	100,000			$16,500

(1)
On October 30, 2007, the Company agreed to grant each officer an option award of 4,000,000 shares. The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose.

(2)	The exercise price for the proposed option awards range from $0.17 to $2.00 per share.
(3)	Represents the grant date fair value of each equity award calculated in accordance with FAS 123R.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at the end of Fiscal 2007.

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
David S. Bennett	—	—	—	—	—	—

Patricia M. Spreitzer	—	—	—	—	—	—

(1) On October 30, 2007, the Company agreed to grant each officer an option award of 4,000,000 shares of our common stock with exercise prices ranging from $0.17 to $2.00, which options would vest upon the attainment of certain gross revenue targets ranging from $3,000,000 to $60,000,000. The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose.

Option Exercises and Stock Vested
No stock options vested or were exercised by any Named Executive Officers in Fiscal 2007.

Employment Agreements

On October 30, 2007, we entered into employment agreements with each of David S. Bennett and Patricia M. Spreitzer. A description of the material terms of each agreement is set forth below and copies of each agreement is incorporated by reference as exhibits hereto.

David S. Bennett. We entered into an employment agreement with David S. Bennett pursuant to which we employ Mr. Bennett as our President and Chief Executive Officer. The agreement is for an initial term of three years and provides for an annual base salary during the term of the agreement of $75,000, provided, however, that this base salary shall be increased to $150,000 per annum upon closing of a private placement of our debt or equity securities resulting in gross proceeds of at least $4 million.. Mr. Bennett will receive performance based bonuses upon attainment of certain gross revenue targets specified in the employment agreement. Mr. Bennett will also receive stock grants of 200,000 250,000, 300,000, and 350,000 shares of our common stock in each of fiscal 2007, 2008, 2009 and 2010. The Company has agreed to grant Mr. Bennett options to purchase 4,000,000 shares of our common stock with exercise prices ranging from $0.17 to $2.00, which options would vest upon the attainment of certain gross revenue targets, as more specifically set forth in the Agreement. The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose. Mr. Bennett will also receive a one-time bonus of $75,000, which bonus is currently accrued but has not been paid.

The agreement also contains the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) three (e) weeks paid vacation leave; (iii) medical, dental and life insurance benefits; (iv) a severance payment of twelve (12) month’s salary at the then-applicable base salary rate in the event that we terminate Mr. Bennett’s employment without cause or if Mr. Bennett’s employment is terminated due to death or disability; and (v) 24 month non-compete/non solicitation terms.

Patricia M. Spreitzer. We entered into an employment agreement with Patricia M. Spreitzer pursuant to which we employ Ms. Spreitzer as our Secretary and Treasurer. The agreement is for an initial term of three years and provides for an annual base salary during the term of the agreement of $54,000, provided, however, that this base salary shall be increased to $100,000 per annum upon closing of a private placement of our debt or equity securities resulting in gross proceeds of at least $4 million. Ms. Spreitzer will receive performance based bonuses upon attainment of certain gross revenue targets specified in the employment agreement. Ms. Spreitzer will also receive stock grants of 200,000 250,000, 300,000, and 350,000 shares of our common stock in each of fiscal 2007, 2008, 2009 and 2010. The Company has agreed to grant Ms. Spreitzer options to purchase 4,000,000 shares of our common stock with exercise prices ranging from $0.17 to $2.00, which options would vest upon the attainment of certain gross revenue targets, as more specifically set forth in the Agreement. The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose. Ms. Spreitzer will also receive a one-time bonus of $54,000, which bonus is currently accrued by has not been paid.

Potential Payments upon Termination

Both David S. Bennett and Patricia M Spreitzer have entered into an employment agreements. Under the terms of their respective Employment Agreement, if during the Initial Term (as defined), the executive resigns with “good reason” or if the Company terminates executive’s employment without cause or if such executive’s employment is terminated due to death or disability, such executive (or their estate) will be granted twelve (12) months of base salary. Additionally, after the Initial Term, if the Company terminates such executive’s employment without cause or if such executive’s employment is terminated due to disability, such executive will be granted six (6) months of base salary.

The following table sets forth quantitative information with respect to potential payments to be made to each of the Named Executive Officers upon termination in various circumstances. The potential payments are based on each of the Named Executive Officer’s Employment Agreement discussed above. For a more detailed description of the Employment Agreement, see the “Employment Agreements” section above.

Name	During Initial Term(1)		After Initial Term(2)
David S. Bennett

Base Salary/Severance (3)	$75,000		$37,500

Stock Options		(4)		(4)

Patricia M. Spreitzer

Base Salary/Severance (5)	$54,000		$27,000

Stock Options		(4)		(4)

(1)	Payment due if executive resigns with “good reason” or if the Company terminates executive’s employment without cause or if such executive’s employment is terminated due to death or disability.
(2)	Payment due if the Company terminates such executive’s employment without cause or if such executive’s employment is terminated due to disability.
(3)
Based upon current base salary of $75,000;provided, however, that Mr. Bennett’s base salary increases to $150,000 upon closing of a private placement of the Company’s debt and/or equity securities resulting in gross proceeds to the Company of at least $4,000,000.

(4)	Executive is entitled to all Options which would have accrued during the “severance period” defined under footnotes (1) and (2) above.
(5)
Based upon current base salary of $54,000;provided, however, that Ms. Spreitzer’s base salary increases to (i) $84,000 upon closing of a private placement of the Company’s debt and/or equity securities resulting in gross proceeds to the Company of at least $4,000,000 and (ii) 100,000 upon satisfaction of (i) and provided that Ms. Spreitzer devotes 100%of her time to the Company.

Compensation of Directors

Each of our directors received a stock award of 50,000 (valued at $8,250) for their services as a director in 2007. Each director who was a director as of the end of the 2006 fiscal year received a stock award of 50,000 shares of common stock (valued at $8,250) for their services in 2006. All directors are entitled to reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 31, 2008 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned		Percentage Owned (1)
David S. Bennett (2)	335,000		*
Patricia M. Spreitzer (2)	550,000		1.08%
Loewen Global Futures Fund, Ltd. (3)	5,000,000	(4)	9.33%

All directors and officers as a group	885,000		1.73%

*Less than 1%.

(1)	Based on 51,103,228 shares outstanding.

(2)	The address is c/o Bio Solutions Manufacturing, Inc., 4440 Arville Street # 6, Las Vegas, NV 89103.

(3)	The address is Seefeldstrasse 35, CH-8034, Zurich, Switzerland.

(4)
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

Item 12. Certain Relationships and Related Transactions and Director Independence.

Other than the transactions, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds the lesser of $120,000 or one percent of our average total assets for the last three fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest:

We had entered into a marketing/manufacturing agreement with Bio Solutions Franchise Corp., a former significant stockholder. Under this agreement, we agreed to supply our products to Bio Solutions Franchise Corp. exclusively. There were no minimum purchase or sales requirements under this agreement. We were to receive 50% of the gross profit on Bio Solutions Franchise Corp.’s sales of the products, defined as the sales price by Bio Solutions Franchise Corp. to its franchisees, less the sum of our cost of ingredients and an overhead allowance ranging from twenty percent (20%) to one hundred percent (100%). The term of this agreement was ten (10) years. In addition to the requirement that we exclusively sell our products through Bio Solutions Franchise Corp., we also agreed to other conditions, such as the full assumption of warranty risk, staffing of a facility, carrying of inventory, development of new products, training of personnel for technical support, and sharing of costs of brand awareness all for Bio Solutions Franchise Corp.’s selling and marketing efforts. The cost of such product sold shall vary from time to time based on an equal sharing of the costs incurred to produce and sell such products by both parties. This agreement was terminated in October 2007 as part of the settlement of the BSFC litigation.

We leased the facility for our Cleaning Division from Innovative Industries, LLC, which was controlled by the executive officers of Bio Solutions Franchise Corp. The lease expired on April 30, 2007 with an annual rental of $36,000. The leased premises were approximately 12,000 square feet of usable space. We used the space to manufacture and distribute our cleaning products.

On June 30, 2006, we completed our acquisition of 100% of the outstanding equity interest of Bio Extraction Services, Inc. (“BESI”) from Bio Solutions Franchise Corp. We issued 10,000,000 shares of our common stock to Bio Solutions Franchise Corp. as consideration for the transaction.

From time to time during our fiscal year 2006 and 2007, we loaned money to and borrowed money from Bio Solutions Franchise Corp., Innovative Industries, LLC, and various affiliates of theirs.

On October 22, 2007, the company, its wholly owned subsidiary Bio Solutions Production, Inc. (“BSP”), David S. Bennett, our President and Chief Executive Officer (“Bennett”), and Patricia M. Spreitzer, our Treasurer and Secretary (“Spreitzer”) (collectively, the “BSLM Parties”), and Tarun Mendiratta (“Mendiratta”) entered into a settlement agreement and general release (the “Settlement Agreement”) with Bio Solutions Franchise Corp. (“BSFC”), Innovative Industries, Bio Solutions of Louisiana, Environmental Services of Mississippi, Wade’s Farm, Wayne Wade, Louis Elwell, III, Sabrina Baio, and Amanda Best (collectively, the “BSFC Parties”).

The Settlement Agreement was entered into in connection with a complaint filed in June 2007 by Wade against us in the United States District Court for the Southern District of Mississippi. The complaint alleged breach of contract. In July 2007, the company and BSP filed a counterclaim against the BSFC Parties, seeking damages, injunctive, and declaratory relief. In September, 2007, the BSFC Parties filed a counterclaim and third-party complaint against the BSLM Parties and Mendiratta, seeking damages, injunctive, and declaratory relief. The foregoing narrative description is referred to herein as the “BSFC Litigation.”

Under the terms of the Settlement Agreement, the BSLM Parties and the BSFC Parties have agreed to full and complete settlement and general release of all claims asserted by the parties regarding the subject matter of the BSFC Litigation. In consideration for this settlement of claims, the company and BSP (i) sold certain assets comprised of tangible personal property, including equipment, furniture, fixtures, and inventory, to the BSFC Parties, (ii) granted BSFC a perpetual, royalty free license to make, use, and sell cleaning and waste removal products based on BSP’s proprietary formulations; (iii) procured the transfer of 100,000 shares of BSFC common stock held by the President of Bio Extraction Services, Inc., a wholly owned subsidiary of the Company (“BESI”), (iv) procured the waiver/cancellation from the President of BESI of his right to receive an additional 100,000 shares of BSFC common stock; (v) procured the issuance of a limited recourse promissory note by the President of BESI in the amount of twenty five thousand dollars ($25,000) to the BSFC Group; and (vi) issued a full recourse guarantee of this promissory note. In consideration of the foregoing, we received 8,826,809 shares of our common stock then held by the BSFC Parties. These shares were returned to our treasury and cancelled.

Under the Settlement Agreement, all prior agreements between the BSLM Parties, on the one hand, and the BSFC Parties, on the other hand, were cancelled, terminated, and held for naught in their entirety, and all rights, liabilities, and obligations of the parties under such prior agreements were extinguished in their entirety.

On October 30, 2007, we entered into an agreement with Peter Chapin, the President of BESI, under which we agreed to issue him 250,000 shares of common stock as additional consideration for his indirect sale of the business of BESI to us and for his assistance in connection with the settlement of the BESI litigation. In addition, we agreed to issue an additional 500,000 shares in connection therewith upon the earlier of April 30, 2008 or the satisfaction of certain performance criteria.

On November 21, 2007, the President of BESI paid $16,115.72 to the BSFC Parties, which constituted full and final satisfaction of the $25,000 limited recourse promissory note. As a result, we became liable on the full recourse guarantee in the amount of $8,884.28. On December 12, 2007, we paid $7,958.00 of this amount as partial satisfaction of the full recourse guarantee. We currently owe $926.28 under the full recourse guarantee.

Patricia M. Spreitzer, our secretary, treasurer, and one of our directors, was formerly employed by Bio Solutions of Nevada, a franchisee of Bio Solutions Franchise Corp. Bio Solutions of Nevada is owned by Annette Hunter. Ms. Hunter, her spouse, Tarun Mendiratta, and Bio Solutions of Nevada have been substantial creditors of ours, as has been Sterling Sound, LLC, a former affiliate of ours in which Ms. Hunter and Mr. Mendiratta are minority owners. Under the operating agreement, an unrelated third party is the managing member, with full control over the affairs of Sterling Sound. In 2007, all of the notes were assigned to Interstellar Holdings, LLC, of which Ms. Hunter is the majority member. Mr. Mendiratta previously provided business, sales, investor relations, and public relations consulting services to us. In addition, Ms. Hunter received a finder’s fee under our June private placement. Mr. Mendiratta is also a defendant in an SEC enforcement action, in which he is accused of violating Section 5 of the Securities Act by acting as an underwriter of unregistered securities.  He has denied the SEC’s allegations in that action.  Without admitting or denying the allegations, Mr. Mendiratta consented to the entry of a permanent injunction that (a) prohibits him from violating Section 5 of the Securities Act, and (b) bars him from participating in an offering of penny stock.  We have controls and procedures in place which are designed to ensure that we issue all shares of common stock pursuant to a registration statement or pursuant to an exemption from registration and that transfers of our common stock are either pursuant to a registration statement or pursuant to an exemption from registration.

Since 2003, we have borrowed money from a group of third-party lenders, including Ms. Hunter, Mr. Mendiratta, Bio Solutions of Nevada, Sterling Sound, and Interstellar Holdings in order to fund our operations. As of February 5, 2008, the outstanding principal balance on these loans was approximately $746,689. On November 29, 2006, we entered into a loan agreement with certain these lenders, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion. The notes are secured by a first priority security interest in all of our assets. At the request of the lenders and pursuant to a previous agreement, we filed a registration statement in September 2007 register the resale of the shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of 1933. This registration statement has not yet been declared effective. In 2007, all of the notes were assigned to Interstellar Holdings, LLC, of which Ms. Hunter is the majority member.

                Two individuals who were beneficial owners of our common stock have previously provided informal consulting services to us. N. Wayne Wade had previously provided management consulting services in connection with the daily operation of our Cleaning Division. Louis H. Elwell III had previously provided administrative services to us.

Director Independence

For our description of director independence, see “Director Independence” under the section entitled “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” above.

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

4.1	Specimen Certificate of Bio Solutions Manufacturing, Inc.’s common stock, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

4.2	Form of Unit Purchase Agreement among Bio Solutions Manufacturing, Inc., and various purchasers, incorporated by reference to our Quarterly Report on Form 10-QSB filed on June 21, 2006.

4.3	Form of convertible secured promissory note, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

4.4
Form of Registration Rights Agreement by and among Bio Solutions Manufacturing, Inc., and various lenders, , incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

10.1
Manufacturing/Marketing Agreement between Bio Solutions Manufacturing, Inc. and Bio Solutions Franchise Corp., incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

10.2
Lease Agreement with Option between Bio Solutions International, Inc. and Innovative Industries, LLC, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

10.3
Loan Agreement by and among Bio Solutions Manufacturing, Inc. and various lenders, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

10.4
Security Agreement by and among Bio Solutions Manufacturing, Inc., Bio Solutions Production, Inc., Bio-Extraction Services, Inc., and various lenders, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

10.5
Intellectual Property Security Agreement by and among Bio Solutions Manufacturing, Inc., Bio Solutions Production, Inc., Bio-Extraction Services, Inc., and various lenders, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

10.6
Stock Pledge Agreement by and among Bio Solutions Manufacturing, Inc. and various lenders, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

10.7
Guaranty by Bio Solutions Production, Inc. and Bio-Extraction Services, Inc. in favor of various lenders, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

10.8
Single Source Financial Services Corporation 2002 Omnibus Securities Plan, incorporated by reference to our Registration Statement on Form S-8 filed on April 19, 2002 (File No. 333-88834), as amended by our Registration Statement on Form S-8 filed on August 24, 2005 (File No. 333-127820).

10.9	2006 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8, filed on October 31, 2006 (File No. 333-138339).

10.10
Stock Award Agreement by and between Bio Solutions Manufacturing, Inc. and David S. Bennett, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

10.11
Stock Award Agreement by and between Bio Solutions Manufacturing, Inc. and Patricia M. Spreitzer, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

10.12	2007 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8, filed on October 16, 2007 (File No. 333-146737).

10.13	Employment Agreement dated October 30, 2007 between Bio Solutions Manufacturing, Inc. and David S. Bennett, incorporated by reference to our Current Report on Form 8-K, filed on November 5, 2007.

10.14	Employment Agreement dated October 30, 2007 between Bio Solutions Manufacturing, Inc. and Patricia M. Spreitzer, incorporated by reference to our Current Report on Form 8-K, filed on November 5, 2007.

10.15	Settlement Agreement dated as of October 22, 2007, filed herewith.

10.16	Lease Agreement dated as of September 15, 2007, filed herewith.

10.17	Agreement dated as of October 30, 2007 between the Company and Peter Chapin, filed herewith.

16.1	Letter on change in certifying accountant, incorporated by reference to our Current Report on Form 8-K filed on August 10, 2006.

21.1	Subsidiaries of Bio Solutions Manufacturing, Inc., incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

23.1	Consent of Independent Public Accountants, Sherb & Co., LLP. (1).

31.1	Certification of David S. Bennett pursuant to Rule 13a-14(a). (1)

31.2	Certification of Patricia M. Spreitzer pursuant to Rule 13a-14(a). (1)

32.1	Certification of David S. Bennett pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Patricia M. Spreitzer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1).

(1) To be filed by amendment.

Item 14. Principal Accountant Fees and Services.

We will file an amendment to this annual report to provide principal accountants fees and services as required by Item 9(e) of Schedule 14A (§240.14a-101 of this chapter)

SIGNATURES

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

Signatures	Title	Date

/s/ David S. Bennett	President and Director	February 13, 2008
David S. Bennett

/s/ Patricia M. Spreitzer	Secretary, Treasurer and Director	February 13, 2008
Patricia M. Spreitzer