Form 10KSB/A
period 2007-10-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2008-03-07
CIK 1128581

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-32044

BIO SOLUTIONS MANUFACTURING, INC.
(Name of small business issuer as specified in its charter)

New York	16-1576984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4440 Arville Street, Suite 6
Las Vegas, NV 89103

________________________________________________
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

The issuer’s revenues for the most recent fiscal year are $21,738.

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

As of March 3, 2008, 53,603,228 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10-KSB is being filed to provide the financial statements required by Item 310 of Regulation S-B, management’s discussion and analysis required by Item 303 of Regulation S-B, disclosure controls and procedures required by Item 307 of Regulation S-B, internal control over financial reporting required by Item 308 of Regulation S-B, and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002, which items were not available for filing with the annual report on Form 10-KSB filed by us on February 13, 2008.

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

In June 2006, we acquired all of the outstanding equity of BESI, a company focused on the production of bio-fuel technology. In connection with this acquisition, we acquired BESI’s patent pending technology, which is used to extract grease from waste products, which is then converted into B100 biodiesel fuel.

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

The Biodiesel Division

With our acquisition of BESI and its patent pending oil and grease extraction technology, we are entering the biodiesel market. We plan to produce our biodiesel through the collection of yellow fat and trap grease, as compared to other manufacturers that use agricultural feedstock and other energy sources such as soy oils and animal fats. We plan to construct or lease up to 12 mid-size biodiesel plants that are capable of producing 1.5 million gallons of biodiesel fuel a year. We expect to open our first biodiesel plant upon receipt of sufficient capital to do so. We do not anticipate that we will generate revenues in our biodiesel division until we have established plants which are operational.

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

Costs and Effects of Compliance with Environmental Laws

      We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We are in the process of obtaining all of the necessary permits to begin plant operations including air emissions permits, a NPDES Permit, storm water discharge permits, and boiler permits. As of January 31, 2008, we have not yet incurred any expenses in complying with environmental laws, including the cost of obtaining permits. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

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

Risks Related to our Business

There is substantial doubt about our ability to continue as a going concern. As of October 31, 2007 and 2006, our independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern and we expect to receive a going concern opinion upon completion of the audit of our financial statements for the year ended October 31, 2007. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We have incurred losses since inception and have had negative cash flows from operations. For the years ended October 31, 2007 and 2006, we incurred net losses, and had a stockholders’ deficit. Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products and services. Management is pursuing various sources of equity and debt financing. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us. Failure to secure such financing may result in our inability to continue as a going concern and the impairment of the recorded long lived assets. Further, we closed our manufacturing facility for the products in our Cleaning Division and we need additional capital to relocate and open a new manufacturing facility. Once we relocate a new manufacturing facility, we anticipate selling our biological waste remediation products again. We anticipate future losses from operations as a result of this matter. These matters raise substantial doubt about our ability to continue as a going concern.

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

We lack proper internal controls and procedures.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of October 31, 2007, our President and Chief Financial Officer carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our President and Chief Financial Officer concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the course of the preparation of our October 31, 2007 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions, document control, account analysis, and reconciliation. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

  In addition, we have a limited number of employees and are not able to have proper segregation of duties based on the cost of hiring additional employees solely to address the segregation of duties issue. We determined the risks associated with the lack of segregation of duties are insignificant based on the close involvement of management in day-to-day operations (i.e. tone at the top, corporate governance, officer oversight and involvement with daily activities, and other company level controls). We limited resources available and the limited amount of transactions and activities allow for compensating controls.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

In addition, our President and Chief Financial Officer have determined that no change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended October 31, 2007 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

Our President and Chief Financial Officer are in the process of implementing a more effective system of controls, procedures, and other changes in the areas of accounting for equity transactions, document control, account analysis, and reconciliation to insure that information required to be disclosed in this annual report on Form 10-KSB has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.

The Company is required to be in compliance with the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control for the year ending October 31, 2008. The Company has experienced severe cash flow problems and, as a result, has not had the resources to address fully the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented. Failure to develop adequate internal control and hiring of qualified accounting personnel may result in a “material weakness” in the Company’s internal control relating to the above activities.

Among the changes needed to be implemented are the following:

•	Document control system established and monitored for compliance;

•	Timely analysis of accounting treatment and disclosure requirements for contractual agreements;

•	Centralized control of cash disbursements;

•	Procedures established and personnel assigned to reconcile key accounts on a timely basis; and

•	Control function added to review reconciliations.

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

The issuance of shares upon conversion of our convertible securities may cause immediate and substantial dilution to our existing stockholders. The issuance of shares upon conversion of our outstanding convertible notes may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their convertible notes if such conversion would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There only upper limit on the number of shares that may be issued is the number of shares of common stock authorized for issuance under our articles of incorporation. The issuance of shares upon conversion of the convertible notes will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

The issuance of shares under awards granted under existing or future employee benefit plans may cause immediate and substantial dilution to our existing stockholders. In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we have adopted our 2007 Stock Incentive Plan. The total number of shares available for the grant of either stock options or stock awards under the plan is 10,000,000 shares, subject to adjustment, and as of October 31, 2007, we had issued 1,510,000 shares, leaving 8,490,000 shares for future issuance. We may also adopt one or more additional employee benefit plans in the future. The issuance of shares under an employee benefit plan may result in substantial dilution to the interests of other stockholders. There only upper limit on the number of shares that may be issued under the number of shares of common stock we may reserve under employee benefit plans is the number of shares of common stock authorized for issuance under our articles of incorporation. The issuance of shares under current or future employee benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

If we fail to remain current in our reporting requirements under the Securities Exchange Act of 1934, as amended, our shares could be removed from trading on the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their shares in the secondary market. Our common stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, we are required to file annual and quarterly reports under the Exchange Act. In addition, in order for our shares of common stock to be eligible for trading on the Over-The-Counter Bulletin Board, we must file these reports on a timely basis. If we fail to remain current on our reporting requirements under the Exchange Act, our shares could be removed from trading from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to become re-eligible for quotation on the OTC Bulletin Board, which may have an adverse material effect on our company and our common stock.

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

General

We are a provider of biodiesel fuel and waste bioremediation services. Through BSP, we have historically focused on producing waste bioremediation solutions for municipal collection systems and food service facilities (the “Cleaning Division”). Until the second quarter of our 2007 fiscal year, our products in our Cleaning Division had been sold through a sales and marketing company for environmental application products, which company was previously an affiliate and a significant shareholder of ours. In the second quarter of our 2007 fiscal year, we ceased production of biological waste remediation products until further notice and in the fourth quarter of our 2007 fiscal year, we terminated our selling arrangement with the sales and marketing company. We plan to resume production of remediation products in the future.

In June 2006, we acquired all of the outstanding equity of BESI, a company focused on the production of bio-fuel technology. In connection with this acquisition, we acquired BESI’s patent pending technology, which is used to extract grease from waste products, which grease is then converted into B100 biodiesel fuel. With our acquisition of BESI, we plan to focus on the production and sale of biodiesel fuel (the “Biodiesel Division”).

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

Going Concern

The financial statements contained in this report have been prepared assuming that we will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We have incurred losses since inception and have negative cash flows from operations. For the years ended October 31, 2007 and 2006, we incurred net losses of $2,535,012 and $2,739,803, and we have a stockholders’ deficit of $1,641,451 as of October 31, 2007. Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products and services. Management is pursuing various sources of equity and debt financing. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us. Failure to secure such financing may result in our inability to continue as a going concern and the impairment of the recorded long lived assets.

We have laid off our employees at our former facility in Mississippi in February 2007 and, in connection with a legal settlement effectuated in October 2007, we sold certain equipment, furniture, fixtures an inventory located at that facility. We anticipate resuming our sales and marketing activities related to our biological waste remediation products again, once we have obtained additional working capital. We anticipate future losses from operations as a result ongoing overhead expenses incurred while management attempts to resume selling activities.

The financial statements contained in this report do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

Long Lived Assets

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued establishing new rules and clarifying implementation issues with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” by allowing a probability weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity’s operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. We believe that, at October 31, 2007, the value of our goodwill and provisional patent are impaired, and we recognized a $140,000 charge in the year then ended to write-off these intangible assets.

Revenue Recognition

Sales are recorded at the time title passes to the customer, which, based on shipping terms, generally occurs when the product is shipped to the customer. Based on prior experience, we reasonably estimate our sales returns and warranty reserves and are recorded when such reserve estimates are required. Due to lack of sales, there currently are no such reserves recorded for sales returns or warranty reserves. Sales are presented net of discounts and allowances.

Stock-Based Employee Compensation

Effective November 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to November 1, 2006, we had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the years ended October 31, 2007 and 2006 are those of the continuing operations of Bio Solutions Manufacturing, which include BSP and BESI on a consolidated basis

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

	Year Ended	Year Ended
	October 31,	October 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	99.1	84.7

Gross income (loss)	0.9	15.3

Selling, general and administrative	13,053.0	1,696.1

Operating income (loss)	(13,052.1)%	(1,680.8)%

Comparison of the Years ended October 31, 2007 and 2006

Net sales.  Net sales for operations of BSP decreased to $21,738, or a decrease of approximately 85%, for the year ended October 31, 2007, from $143,515 for the year ended October 31, 2006. This decrease results primarily from the closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products from our Cleaning Division. We plan to resume production of remediation products in the future.

Cost of Sales. Cost of sales for continued operations decreased to $21,543, or approximately 82%, for the year ended October 31, 2007, from $121,512 for the year ended October 31, 2006. As a percentage of net sales, cost of sales increased to 99.1% of net sales for the year ended October 31, 2007 versus 84.7% of sales for the year ended October 31, 2006. Our cost of sales as a percentage of net sales increased because we had certain fixed costs associated with the production of our products, such as labor and overhead, which were not proportionately reduced with sales. Further, in the second quarter of our 2007 fiscal year, we ceased production of biological waste remediation products until further notice. We plan to resume production of remediation products in the future.

Selling, general, and administrative. Selling, general, and administrative expenses increased to $2,837,401, or an increase approximately 16.6%, for the year ended October 31, 2007, from $2,434,184 for the year ended October 31, 2006. As a percentage of net sales, selling, general and administrative expenses were 13,053% for the year ended October 31, 2007, as compared to 1,696% for the comparable period in 2006. The increase in selling, general, and administrative expenses primarily results from our incurring approximately $1,812,818 in equity based compensation in fiscal 2007 as compared to $1,591,976 in fiscal 2006.

Operating loss. We incurred an operating loss of $2,837,206 for the year ended October 31, 2007, compared to an operating loss of $2,412,181 for the year ended October 31, 2006. We had higher operating losses in fiscal 2007 as compared to 2006 primarily because we incurred approximately $1,812,818 in equity based compensation in 2007 as compared to $1,591,976 in 2006. In addition, we experienced a decrease in revenue and gross profit due to our closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products in our Cleaning Division in the second quarter of our fiscal 2007.

Loss on Sale of Debt. In the fiscal year 2006, we incurred a loss of $298,073 on a sale of a debt instrument. We incurred this charge based on the conversion of such debt into shares of common stock. The expense recorded relates to the intrinsic value of the conversion price of the debt as compared to the market price of our common stock at the time of conversion.

Gain on Legal Settlement. In the fiscal year 2007, we incurred a gain of $457,739 on our legal settlement, which consisted of costs of $545,861 for the assignment of property and equipment, $329,197 for forgiveness of accounts receivable, which costs were offset by income of $970,949 from the return of approximately 8,800,000 shares of our common stock to treasury and $361,848 for forgiveness of amounts payable.

Interest expense. Interest expense increased to $155,545 for the twelve months ended October 31, 2007, from $29,549 for the twelve months ended October 31, 2006. Our interest expense increase resulted primarily from recording an expense of $71,637 attributed the beneficial conversion feature with a line of credit loan agreement into which we entered in November 2006. In addition, our interest expense increase resulted from additional debt incurred as well as an increased interest rate on previous debt.

Provision for income taxes. We have generated net losses in 2007 and 2006. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at October 31, 2007 was $1,650,340 and at October 31, 2006 it was $1,184,435. We had cash of $5,036 as of October 31, 2007, while we had cash of $12,936 as of October 31, 2006.

We used $389,891 of net cash from operating activities for the year ended October 31, 2007, compared to using $593,502 in the year ended October 31, 2006. Our net loss of $2,535,012 was offset by non-cash expenses for depreciation and amortization of $118,399, common stock issued for services of $1,812,818, and a beneficial conversion feature of $71,637. The net loss was also offset by a decrease in inventory of $21,051, an increase in prepaid expenses of $3,000, an increase of $39,995 in accounts payable, and an increase of $590,766 in accrued expenses. We further used cash in operating activities by increasing our accounts receivable from a related party by $19,306 and other receivables from a related party by $21,500. We also incurred a non-cash gain of $457,739 as a result of a legal settlement.

Net cash flows used in investing activities was $11,159 for the year ended October 31, 2007, compared to $224,150 in the year ended October 31, 2006. The cash used in investing activities for the year ended October 31, 2006 was used for security deposits and the purchase of fixed assets, and was offset by the forfeiture of a security deposit.

Net cash flows provided by financing activities were $393,150 for the year ended October 31, 2007, compared to net cash provided by financing activities of $829,606 in the year ended October 31, 2006. The net cash provided by financing activities is from the proceeds from our lines of credit and notes payable, which are net of repayments.

Loan Agreement

Since 2003, we have borrowed money from a group of third-party lenders in order to fund our operations. As of October 31, 2007, the outstanding principal balance on these loans was approximately $800,000. On November 29, 2006, we entered into a loan agreement with certain these lenders and a new lender, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion; provided, however, that the conversion price may not be less that $0.01 per share under any circumstances. In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require us to issue shares of our common stock in excess of our authorized and unissued shares of common stock.  The notes are secured by a first priority security interest in all of our assets. By their terms, the holder of the notes may not convert the notes to the extent such conversion would cause the holder, together with its affiliates, to have acquired a number of shares of common stock that would exceed 4.99% of our then outstanding common stock. We have has agreed to register the resale of the shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of 1933 upon request of the lenders. At the request of the lenders, we filed a registration statement in September 2007 to register the resale of the shares of common stock underlying the convertible notes. This registration statement has not yet been declared effective, and we intend to withdraw this registration statement with the consent of the lenders.

June Private Placement

From May 1, 2006 through June 19, 2006, we privately offered of up to 5,625,000 units, each unit consisting of one share of common stock and a warrant to buy one share of our common stock with an exercise price of $0.80, for an aggregate offering price of $2,500,000. On June 19, 2006, we issued 2,500,000 units to a single non-U.S. investor for an aggregate purchase price of $1,000,000. This issuance was exempt under Regulation S of the Act. We agreed to register the shares of common stock underlying the Units within 90 days. We filed a registration statement in September 2007 to register the resale of the shares of common stock issued and the shaers underlying the warrants. This registration statement has not yet been declared effective, and we intend to withdraw this registration statement with the consent of the holders. We engaged T&T Vermogensverwaltungs AG as our investment banker for this offering, who received $80,000 in commissions and 250,000 shares of common stock. In addition, a related party received a finder’s fee of $75,000, and an unrelated party received 250,000 common stock purchase warrants with an exercise price of $0.80 per share as a finder’s fee. The net proceeds of this offering to us after the payment of commissions, fees, and other expenses totaling $180,000 of the offering were approximately $820,000. The offering terminated on July 31, 2006, and no further units were sold.

Capital Requirements

The report of our independent accountants for the fiscal year ended October 31, 2007 states that we have incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.

As of October 31, 2007, we had a working capital deficit of $1,650,340. Currently, we do not generate any revenues. In the Biodiesel Division, we need to construct or lease biodiesel plants and we will not generate any revenues in this division until we have established plants which are operational. The expected cost to build each biodiesel plant is $2.5 million and we do not have the capital to build such plants. In addition, we closed the manufacturing facility for our Cleaning Division products in the second fiscal quarter of 2007 and also ceased marketing and selling such products at that time. We need capital to relocate and open a new facility for the manufacture and subsequent sale of products in our Cleaning Division. If we cannot raise additional debt and/or equity capital, we will be unable to generate any revenues in either our Biodiesel or Cleaning Divisions.

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

Off-Balance Sheet Arrangements

None.

Item 7. Financial Statements

Our financial statements are filed under this Item 7, beginning on page F-1 of this report.
Bio-Solutions Manufacturing, Inc.

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet	F -3

Consolidated Statement of Operations	F - 4

Consolidated Statement of Statements of Stockholders’ (Deficit)	F - 5

Consolidated Statement of Cash Flows	F - 6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F -7 to F-21

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bio-Solutions Manufacturing, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Bio-Solutions Manufacturing, Inc. as of October 31, 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended October 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2007, and the results of its operations, stockholders’ deficit and cash flows for each of the years ended October 31, 2007 and 2006, in conformity with generally accepted accounting principles in the United States.

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

/s/ Sherb & Co., LLP
SHERB & CO, LLP Certified Public Accountants

New York, New York
March 5, 2008

Bio Solutions Manufacturing Inc.
Consolidated Balance Sheet

October 31,
2007
Assets

Current assets:
Cash	$5,036
Total current assets	5,036

Property and Equipment (net)	6,890

Other Assets
Security deposits	2,000

Total assets	$13,925

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$384,207
Accrued expenses	438,231
Notes payable	832,938
Total current liabilities	1,655,376

Stockholders' (deficit):
Preferred Stock, no par value 10,000,000 authorized,
none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 46,353,228 shares issued and outstanding	46,353
Additional paid-in capital	5,820,517
Accumulated Deficit	(7,508,321)
Total stockholders' (deficit)	(1,641,451)

Total liabilities and stockholders' (deficit)	$13,925

The accompanying notes are an integral part of these financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Operations

	Years Ended October 31,
	2007	2006

Revenues - related party	$21,738	$143,515

Cost of goods sold	21,543	121,512

Gross profit	196	22,003

Expenses:
General and administrative expenses	2,837,401	2,434,184
Total expenses	2,837,401	2,434,184

Net loss from operations before other expenses and
provision for income taxes	(2,837,206)	(2,412,181)

Other income (expenses):
Gain on legal settlement	457,739	-
Loss sale of debt instrument	-	(298,073)
Interest expense	(155,545)	(29,549)
	302,194	(327,622)

Net loss before provision for income taxes	(2,535,012)	(2,739,803)

Provision for income taxes	-	-
Net loss	$(2,535,012)	$(2,739,803)

Net loss per weighted average share
- basic and diluted	$(0.056)	$(0.107)
Weighted average number of shares
- basic and diluted	44,954,786	25,707,270

The accompanying notes are an integral part of these financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Stockholders' (Deficit)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, October 31, 2005	-	-	16,899,228	16,899	1,383,654	(2,233,506)	(832,953)

Debt converted for shares			1,078,752	1,079	341,994		343,073

Shares and warrants issued for cash, net			2,500,000	2,500	817,500		820,000

Shares issued for services			6,028,991	6,029	1,585,947		1,591,976

Shares issued for Bio-Extraction
acquisition - related party			10,000,000	10,000	79,395		89,395

Shares issued for share restriction
agreement			463,066	463	145,404		145,867

Net loss						(2,739,803)	(2,739,803)

Balance, October 31, 2006	-	-	36,970,037	36,970	4,353,894	(4,973,309)	(582,445)

Debt converted for shares			7,250,000	7,250	355,250		362,500

Shares returned and retired			(8,826,809)	(8,827)	(962,122)		(970,949)

Shares issued for equipment			1,000,000	1,000	199,000		200,000

Shares issued for services			9,960,000	9,960	1,291,634		1,301,594

Amortization of equity based compensation					511,224		511,224

Beneficial Conversion Feature					71,637		71,637

Net loss						(2,535,012)	(2,535,012)

Balance, October 31, 2007	-	$-	46,353,228	$46,353	$5,820,517	$(7,508,321)	$(1,641,451)

The accompanying notes are an integral part of these financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Cash Flows

	Year Ended
	October 31,
	2007	2006
Cash flows from operating activities
Net loss	$(2,535,012)	$(2,739,803)
Depreciation and amortization	118,399	124,091
Equity based compensation	1,812,818	1,591,976
Gain on legal settlement	(457,739)	-
Shares issued for restriction agreement	-	145,867
Beneficial conversion feature	71,637	-
Reserve for allowance for doubtful accounts	(154,000)	154,000
Loss on redemption of debt with stock	-	298,073
Impairment of intangibles	140,000	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Changes in assets and liabilities:
Accounts receivable - related party	(19,306)	(85,495)
Inventory	21,051	(3,719)
Prepaid expenses	3,000	2,335
Other receivable - related parties	(21,500)	(174,904)
Accounts payable	39,995	(10,831)
Accrued expenses	590,766	104,908
Net cash (used) by operating activities	(389,891)	(593,502)

Cash flows from investing activities
Security deposits	1,000	-
Purchase of fixed assets	(12,159)	(224,150)
Net cash (used) by investing activities	(11,159)	(224,150)

Cash flows from financing activities
Sale of common stock	-	820,000
Proceeds from notes payable	432,450	140,811
Payments on notes payable	(39,300)	(131,205)
Net cash provided by financing activities	393,150	829,606

Net increase (decrease) in cash	(7,900)	11,954
Cash and cash equivalents - beginning	12,936	982
Cash and cash equivalents- ending	$5,036	$12,936

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services provided	$1,301,594	$1,591,976
Shares issued for share restriction agreement	-	145,867
Gain on legal settlement ( Note 2 )	(457,739)	-
Debt converted for equity	362,500	343,073
Equipment acquired for stock	200,000	-
Assets and Liabilities of Bio-Extraction acquired for shares issued:
Cash	-	4,234
Inventory	-	600
Intangibles	-	140,000
Equipment - net	-	10,833
Accounts payables	-	66,272

The accompanying notes are an integral part of these financial statements.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2007 and 2006

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company

Bio Solutions Manufacturing, Inc. (the “Company”) is a provider of waste bioremediation services. The Company operates through two wholly-owned subsidiaries, Bio Solutions Production, Inc. (“BSP”), a developer and manufacturer of biological waste remediation products which are used by municipal collection systems and food service facilities, and Bio-Extraction Services, Inc. (“BESI”), a development stage company acquired to focus on the production and sale of biodiesel fuel. The Company’s biological waste remediation products are not currently being sold. The Company anticipates resuming is sales and marketing activities related to its biological waste remediation products again once it has obtained additional working capital.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended October 31, 2007 and 2006, the Company has incurred net losses of $2,535,012 and $2,739,803, respectively, and has a stockholders’ deficit of $1,641,451 as of October 31, 2007. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

The Company laid off its employees at its former facility in Mississippi in February 2007 and in connection with a legal settlement effectuated in October 2007, the Company sold certain equipment, furniture, fixtures and inventory located at that facility. The Company anticipates resuming is sales and marketing activities related to its biological waste remediation products again once it has obtained additional working capital. The Company anticipates future losses from operations as a result ongoing overhead expenses incurred while management attempts to resume selling activities.

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

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2007 and 2006

Allowance for Doubtful Accounts

The Company records a bad debt expense/allowance based on management’s estimate of uncollectible accounts. All outstanding accounts receivable accounts and other receivables are reviewed for collectibility on an individual basis and will be fully written off once management has exhausted all available collection efforts. The bad debt expense recorded for the years ended October 31, 2007 and October 31, 2006 was $0 and $154,000, respectively

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for raw materials, work-in-progress, and the specific identification method for finished goods.

Property and Equipment

Property and and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance, and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

The Company depreciates its property and equipment under the straight-line method as follows:

Furniture	5 years
Office equipment	5 years
Machinery and equipment	5 years
Leasehold improvements	10 years

Depreciation expense charged to operations totaled $118,399 and $84,424 in 2007 and 2006, respectively.

Long Lived Assets

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued establishing new rules and clarifying implementation issues with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” by allowing a probability weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity’s operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company believes that, at October 31, 2007, the value of the Company’s goodwill and provisional patent are impaired and the Company has recognized a $140,000 charge in the year then ended to write-off these intangible assets, which is included in general and administrative expenses.

Revenue Recognition

Sales are recorded at the time title passes to the customer, which, based on shipping terms, generally occurs when the product is shipped to the customer. Based on prior experience, the Company reasonably estimates its sales returns and warranty reserves and are recorded when such reserve estimates are required. Due to lack of sales, there currently are no such reserves recorded for sales returns or warranty reserves. Sales are presented net of discounts and allowances.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2007 and 2006

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations. Such costs for the years ended October 31, 2007 and 2006 were $0 and $931, respectively.

Advertising Expenses

The Company expenses the cost of advertising in the period in which the advertising takes place. The Company incurred minimal advertising expenses, primarily due to prior exclusive selling agreement with BSFC. Advertising expenses for the year ended October 31, 2007 and October 31, 2006 was $2,270 and $302, respectively.

Stock-Based Employee Compensation

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

Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. Common stock equivalents attributed to the 2,750,000 warrants outstanding and the shares issuable upon conversion of the convertible debt (approximately 69,872,076 shares as of October 31, 2007) have not been included in the EPS calculation as their inclusion would be anti-dilutive.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of October 31, 2007 and 2006. The Company considers the carrying value of accounts receivable, net of reserves, accounts payable and accrued expenses in the financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded related party assets and liabilities.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2007 and 2006

Recent Accounting Pronouncements

FASB 141 (revised 2007) - Business Combinations

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FIN 48 - Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This provision is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal year 2008. The Company is evaluating the impact, if any, the adoption of this statement will have on its results of operations, financial position, or cash flows. Given the Company’s substantial loss carry-forward, it does not, in the near term, expect to have any impact of the Company’s tax position with the adoption of FIN 48.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2007 and 2006

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

FASB 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires us to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. We are required to record an asset in its financial statements if a plan is overfunded or record a liability in its financial statements if a plan is underfunded with a corresponding offset to shareholders’ equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires us to measure the value of our assets and liabilities as of the end of our fiscal year ending after December 15, 2008. We have implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006. We do not expect that adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

FASB 159 - Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our financial condition or results of operations.

FASB 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain accounting and reporting standards. First, the ownership interests in subsidiaries held by parties other than the parent must be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. Second, the amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income. Third, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently. Fourth, a parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions. Fourth, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Fifth, entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2007 and 2006

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

EITF 00-19-2 - Accounting for Registration Payment Arrangements

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.

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

NOTE 2 - SETTLEMENT

On October 22, 2007, the Company, BSP, the Company’s President and Chief Executive Officer and the Treasurer and Secretary (collectively, the “BSLM Parties”), and Tarun Mendiratta (“Mendiratta”) entered into a settlement agreement and general release (the “Settlement Agreement”) with BSFC, Innovative Industries, Bio Solutions of Louisiana, Environmental Services of Mississippi, Wade’s Farm, Wayne Wade, Louis Elwell, III, Sabrina Baio, and Amanda Best (collectively, the “BSFC Parties”).

The Settlement Agreement was entered into in connection with a complaint filed in June 2007 by Wade against the Company in the United States District Court for the Southern District of Mississippi. The complaint alleged breach of contract. In July 2007, the Company and BSP filed a counterclaim against the BSFC Parties, seeking damages, injunctive, and declaratory relief. In September, 2007, the BSFC Parties filed a counterclaim and third-party complaint against the BSLM Parties and Mendiratta, seeking damages, injunctive, and declaratory relief. The foregoing narrative description is referred to herein as the “Litigation.”

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2007 and 2006

Under the terms of the Settlement Agreement, the BSLM Parties and the BSFC Parties have agreed to full and complete settlement and general release of all claims asserted by the parties regarding the subject matter of the Litigation. In consideration for this settlement of claims, the Company and BSP (i) sold certain assets comprised of tangible personal property, including equipment, furniture, fixtures, and inventory, to the BSFC Parties, (ii) granted BSFC a perpetual, royalty free license to make, use, and sell cleaning and waste removal products based on BSP’s proprietary formulations; (iii) procured the transfer of 100,000 shares of BSFC common stock held by the President of BESI, (iv) procured the waiver/cancellation from the President of BESI of his right to receive an additional 100,000 shares of BSFC common stock; (v) procured the issuance of a limited recourse promissory note by the President of BESI in the amount of twenty five thousand dollars ($25,000) to the BSFC Group; and (vi) issued a full recourse guarantee of this promissory note. In consideration of the foregoing, BSLM received 8,826,809 shares of the Company’s common stock previously held by the BSFC Parties.

In November 2007, the President of BESI paid approximately $16,000 of the $25,000 due under the limited recourse promissory note, and in December, the Company paid approximately $8,000 under the full recourse guarantee. The Company currently owes approximately $1,000 under the full recourse guarantee.

Under the Settlement Agreement, all prior agreements between the BSLM Parties, on the one hand, and the BSFC Parties, on the other hand, were cancelled, terminated, and held for naught in their entirety, and all rights, liabilities, and obligations of the parties under such prior agreements were extinguished in their entirety.

The Company recognized a $457,739 gain in fiscal year ended October 31, 2007 for the Settlement Agreement that is comprised of the following costs and (income) items:

Assignment of property and equipment	$545,861
Forgiveness of amounts receivable	329,197
Company common stock received to treasury	(970,949)
Forgiveness of amounts payable	(361,848)
Gain on legal settlement	$(457,739)

NOTE 3 - ACQUISITION OF BIO-EXTRACTION SERVICES, INC. - RELATED PARTY

On June 30, 2006, the Company acquired 100% of the outstanding shares of Bio Extraction Services, Inc., a company engaged in bio-fuel technology, from Bio Solutions Franchise Corp. (formerly an affiliated entity and the Company’s former sole customer) for 10,000,000 shares of the Company’s common stock. The Company acquired certain intangibles amounting to $140,000, and a nominal amount of other assets and assumed certain payables amounting to $66,000. The transaction has been accounted for as a purchase acquisition under common control. The issuance of the 10,000,000 shares of common stock was recorded based on the net acquired net assets at the historical cost basis. The transaction was considered to be common control as Bio Solutions Franchise Corp. and its majority stockholders also collectively were the largest stockholders of the Company. In addition, Bio Solutions Franchise Corp. was the sole customer of the Company’s BSP products at that time.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2007 and 2006

The assets and liabilities as of June 30, 2006, acquired of Bio Extraction Services, Inc. for the issuance of stock is as follows:

Cash	$4,234
Inventories	600
Equipment, net	10,833
Intangibles	140,000
Total assets	$155,667

Accounts payable	$66,272
Net equity acquired	89,395
Total liabilities and equity	$155,667

Bio Extraction Services, Inc. is a newly formed enterprise, and there were no sales to date since inception (December 7, 2005). Bio Extraction Services, Inc. lost approximately $40,000 from operations since inception to the date of the acquisition and the pro-forma loss of the Company as if Bio-Extraction had been included with the operations of the Company since inception would increase by such $40,000 loss to approximately $2,800,000 for the year ended October 31, 2006.

In October 2007, Bio Solutions Franchise Corp. and certain parties related thereto returned 8,826,809 of the 10,000,000 shares issued in connection with this acquisition as part of the settlement of the Litigation described in Note 2 above.

NOTE 4 - LOANS PAYABLE

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

During the fiscal year ended October 31, 2007, one lender converted $362,500 in principal into 7,250,000 shares of Company common stock. An expense of $71,637 was recorded in fiscal 2007, attributed the beneficial conversion feature with this loan agreement. The notes are secured by a first priority security interest in all of the assets of the Company. At the request of the lenders, the Company has filed a registration statement to register the resale of shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of1933. This registration statement has not yet been declared effective by the Securities and Exchange Commission. As of October 31, 2007, the aggregate principal outstanding was $813,438.

As of October 31, 2007, the Company is obligated to repay a $19,500 advance made by a shareholder in April 2007.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2007 and 2006

NOTE 5 - INTANGIBLE ASSETS

As a result of a reorganization in March 2004, the Company recorded $250,000 as the value of its product formulations. The product formulations will be amortized over two years. The amortization expense for the year ending October 31, 2007 and 2006 was $0 and $41,667 for each year, respectively. The recorded value of this intangible at October 31, 2007 is $0.

As a result of the acquisition of Bio-Extraction Services, Inc. in June 2006, the Company acquired certain technologies and provisional patent applications valued at $140,000. Amortization had not commenced as such technologies and provisional patent applications have yet to be placed in service, however management used a probability weighted cash flow estimation approach to measure the impairment loss of these long-lived asset. The Company believes that, at October 31, 2007, the value of the Company’s provisional patent are impaired and the Company has recognized a $140,000 charge in the year then ended to reduce their carrying value to zero, which is included in general and administrative expenses.

NOTE 6 - EQUITY TRANSACTIONS

Preferred Stock

As of October 31, 2007, the Company had authorized 10,000,000 shares of preferred stock, none of which were issued or outstanding.

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

Common Stock

As of October 31, 2007, the Company had authorized 100,000,000 shares of common stock, of which 46,353,228 were issued and outstanding. The holders of the Company’s common stock are entitled to one vote per share of common stock held.

During fiscal 2006, the following equity transactions occurred:

In June 2006, the Company issued 2,500,000 shares of common stock for cash totaling $1,000,000. The Company also issued 2,500,000 common stock purchase warrants with an exercise price of $0.80 per share in connection with this issuance. The investment banker received $70,000 in commissions and 250,000 shares of common stock. In addition, a related party received a finder’s fee of $75,000, and an unrelated party received 250,000 common stock purchase warrants with an exercise price of $0.80 per share as a finder’s fee. The net proceeds of this offering to the Company after the payment of commissions, fees, and other expenses totaling $180,000 of the offering were approximately $820,000.

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
Years Ended October 31, 2007 and 2006

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

During fiscal 2007, the following equity transactions occurred:

The Company issued 9,960,000 shares of common stock for services valued at $1,301,594, at share prices ranging from $0.10 to $0.22 per share, which was at the then market price of the trading stock of the Company.

The Company issued 1,000,000 shares of common stock for the purchase of equipment valued at $200,000, or $0.20 per share.

The Company issued 7,250,000 shares of common stock for conversion of indebtedness recorded at $362,500, at $0.05 per share, pursuant to the terms of such debt agreement.

On October 22, 2007, in connection with settlement of Litigation (See Note 3), the Company received 8,826,809 shares of its outstanding common stock that were placed the shares in treasury and then cancelled.

In an agreement dated October 31, 2007, the Company committed to issuing 500,000 shares of its common stock to an employee by April 30, 2008 or sooner in the event a contractual condition is satisfied.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2007 and 2006

Warrants

Warrants have been issued for equity raises only for the last years. Warrants issued before October 31, 2005 were issued for services and are fully vested.

A summary of the warrant activity of for the years ended October 31, 2007 and 2006 is as follows:

	Warrants		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2005	625,000	625,000	$1.32	$1.32
Granted Fiscal Year 2006	2,750,000	2,750,000	0.80	0.80
Exercised Fiscal Year 2006	-		-
Expired Fiscal Year 2006	(150,000)	(150,000)	(0.75)	(0.75)
Balance - October 31, 2006	3,225,000	3,225,000	0.86	0.86
Granted Fiscal Year 2007	-	-	-	-
Exercised Fiscal Year 2007	-	-	-	-
Expired Fiscal Year 2007	(475,000)	(475,000)	(1.50)	(1.50)

Balance - October 31, 2007	2,750,000	2,750,000	$0.80	$0.80

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

In August 2005, the number of shares under the 2002 Plan was increased by 3,000,000 and 400,000 shares were issued under the 2002 Plan. In January 2006, the 3,000,000 increase was reaffirmed and ratified by the Board of Directors when technical deficiencies in the registration statement registering the shares of stock issuable under the 2002 Plan were corrected. As of October 31, 2007, the total authorization is 3,030,000 shares, 2,539,941 shares have been issued under the 2002 Plan and no options have been granted.

On October 27, 2006, the Company adopted its 2006 Stock Incentive Plan (the “2006 Plan”). The Company is permitted to issue up to 6,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2007, 6,000,000 shares have been issued under the 2006 Plan and no options have been granted.

On October 15, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 10,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2007, 1,510,000 shares have been issued under the 2007 Plan and no options have been granted.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2007 and 2006

In December 2006, options to purchase an aggregate of 4,000,000 shares of common stock at an exercise price of $0.30 per share were issued to consultants. The options will vest based on the number of gallons of bio-diesel alternative fuel that is converted by the Company’s bio-converter from sites introduced directly or indirectly by the consultant. As the vesting of these options are uncertain, the Company cannot value such options until a portion or all of such options have vested based on the achievement of the milestones. A summary of the non-plan option activity of for the year ended October 31, 2007 is as follows:

	Stock Options		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2006	-	-	-	-
Granted Fiscal Year 2007	4,000,000	-	$0.30	-
Exercised Fiscal Year 2007	-	-	-	-
Expired Fiscal Year 2007	-	-	-	-
Balance - October 31, 2007	4,000,000	0	$0.30	$0

The following table summarizes information about warrants outstanding and exercisable at October 31, 2007:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.30	4,000,000	2.09	$0.30	-

NOTE 7 - INCOME TAXES

The provisions for income taxes for the year ended October 31, 2007 consisted of the following:

Provision benefit for income taxes
at statutory federal rate	$(940,000)
Temporary timing differences	80,000
Permanent timing differences	590,000
Valuation allowance change	270,000
Net Income Tax Provision	$-

The reported provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% to the loss before income taxes as follows:
October 31, 2007
Federal income taxes at statutory rate	34%
State tax rate, net of federal income tax	3
Valuation Allowance	(37)
Effective income tax rate	0%

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2007 and 2006

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company’s ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The Company has not filed their federal or state income tax returns for several years.

At October 31, 2007, the Company has unused net operating losses of approximately $4,000,000 (which will begin expiring in 2019 through 2027) that may be applied, against future taxable income.

Due to the changes in ownership over the years for the various acquisitions, debt conversions and equity financings, the Company may have triggered a Section 382 limitation on the utilization of such net operating loss carryforwards. The Company has not performed such an evaluation to determine whether the net operating loss carryforwards have been limited.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has extensive amounts of related party transactions, including the October 22, 2007 settlement of Litigation (see Note 3) by the Company and the related parties that were party to the agreements.

On June 30, 2006, the Company acquired 100% of the outstanding shares of Bio Extraction Services, Inc., a company engaged in bio-fuel technology, from Bio Solutions Franchise Corp. (formerly an affiliated entity and the Company’s former sole customer) for 10,000,000 shares of the Company’s common stock. The Company acquired certain intangibles amounting to $140,000, and a nominal amount of other assets and assumed certain payables amounting to $66,000. The transaction has been accounted for as a purchase acquisition under common control. The issuance of the 10,000,000 shares of common stock was recorded based on the net acquired net assets at the historical cost basis. The transaction was considered to be common control as Bio Solutions Franchise Corp. and its majority stockholders also collectively were the largest stockholders of the Company. In addition, Bio Solutions Franchise Corp. was the sole customer of the Company’s BSP products at that time. In October 2007, Bio Solutions Franchise Corp. and certain parties related thereto returned 8,826,809 of the 10,000,000 shares issued in connection with this acquisition as part of the settlement of the Litigation described in Note 2 above.

During 2007 and 2006, there were 1,530,000 and 1,434,377 shares of common stock issued, respectively, to related parties, management and employees of the Company for services rendered. The expense for such shares issued was recorded using the then fair market value of the shares issued. During 2007, the Company issued 1,000,000 shares of common stock to an employee of its BESI subsidiary for used equipment purchased from employee for use in operations. The cost of the equipment acquired was recorded using the then fair market value of the shares issued.

On November 29, 2006, the Company entered into a loan agreement with certain existing related party lenders and a new lender, pursuant to which the Company borrowed approximately $164,000 and certain outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to the Company, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of the Company’s common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of the Company’s common stock immediately prior to conversion, although such conversions may not be less $0.01 per share, in any circumstances. In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require the Company to issue shares of its common stock in excess of its authorized and unissued shares of common stock. An expense of $127,662 was recorded in the first quarter of fiscal 2007, attributed the beneficial conversion feature with this loan agreement. The notes are secured by a first priority security interest in all of the assets of the Company. At the request of the lenders, the Company has filed a registration statement to register the resale of shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of1933. This registration statement has not yet been declared effective by the Securities and Exchange Commission.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2007 and 2006

As of October 31, 2007, the Company is obligated to repay a $19,500 advance made by a shareholder in April 2007.

NOTE 9 - SEGMENT REPORTING

During 2007, there was only one reportable segment; hence no 2007 amounts are being presented. During 2006, the Company had two reportable segments through two wholly-owned subsidiaries, BSP, a developer and manufacturer of biological waste remediation products which are used by municipal collection systems and food service facilities (cleaning division), and the newly acquired BESI entity, a development stage company acquired to focus on the production and sale of biodiesel fuel (biodiesel division). The general and administrative expenses of the parent public company are recorded on the books of BSP.

Financial Data for 2006:

	Bio Diesel Division	Cleaning Division including parent company expenses
Revenues	$-	$143,515
Interest expense	-	29,549
Net loss	138,577	2,601,226

Long lived assets	159,586	439,404
Capital expenditures	-	224,150
Total assets	168,490	625,568
Long term debt	-	-

NOTE 10- COMMITMENTS AND CONTINGENCIES

Operating Leases

BESI leases its office facility under a one-year non-cancelable operating lease at a rate of $2,210 per month, expiring in September 2008 Net rent expense for the years ended October 31, 2007 and 2006 was $6,630 and $36,000, respectively.

Payroll Taxes

At October 31, 2007, the Company is delinquent with remitting payroll taxes of approximately $49,456, including estimated penalties and interest. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further.

Employment agreements

The Company has employment agreements with the Company’s President and Chief Financial Officer. Each agreement is for an initial term of three years and provides for annual base salary during the term of the agreement of $75,000 and $54,000, respectively, provided, however, that base salary shall be increased to $150,000 and $100,000 per annum, respectively, upon closing of a private placement of the Company’s debt or equity securities resulting in gross proceeds of at least $4 million. Each officer will receive performance based bonuses upon attainment of certain gross revenue targets specified in each employment agreement. Each officer will also receive stock grants of 200,000 250,000, 300,000, and 350,000 shares of the Company’s common stock in each of fiscal 2007, 2008, 2009 and 2010. The Company has agreed to grant each officer options to purchase 4,000,000 shares of our common stock with exercise prices ranging from $0.17 to $2.00, which options would vest upon the attainment of certain gross revenue targets, as more specifically set forth in the employment agreements. The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose. Each officer also received a one-time bonus of $75,000 and $54,000, respectively, which bonuses are currently accrued but have not been paid.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2007 and 2006

Each employment agreement also contains the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with employment; (ii) three (3) weeks paid vacation leave; (iii) medical, dental and life insurance benefits; (iv) a severance payment of twelve (12) month’s salary at the then-applicable base salary rate in the event that the Company terminates the officer’s employment without cause or if the officer’s employment is terminated due to death or disability; and (v) 24 month non-compete/non solicitation terms.

Share issuance

In an agreement dated October 31, 2007, the Company committed to issuing 500,000 shares of its common stock to an employee by April 30, 2008 or sooner in the event a contractual condition is satisfied.

Legal matters

On November 27, 2007, Martin Becker (“Becker”) commenced an action against the Company in the Superior Court of California, County of Los Angeles, for breach of contract, common counts, and indemnity, seeking approximately $92,000 in damages, as well as interest, fees, and costs. The complaint alleges that the Company breached a certain Reorganization and Stock Purchase Agreement dated on or about February 1, 2004 by failing to indemnify Becker as required under said agreement. The Company intends to defend the litigation and believes that the allegations contained within this complaint are without merit and that the potential liability is adequately reflected in the financial statements.

NOTE 11 - SUBSEQUENT EVENTS

Since October 31, 2007, the Company has issued 5,500,000 shares of common stock upon conversion of indebtedness recorded at 87,060, at an average of $0.016 per share, pursuant to the terms of such debt agreement.

Since October 31, 2007, the Company has issued 1,750,000 shares of common stock for services.

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

Item 8A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of October 31, 2007, our President and Chief Financial Officer carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our President and Chief Financial Officer concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the course of the preparation of our October 31, 2007 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions, document control, account analysis, and reconciliation. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

In addition, we have a limited number of employees and are not able to have proper segregation of duties based on the cost of hiring additional employees solely to address the segregation of duties issue. We determined the risks associated with the lack of segregation of duties are insignificant based on the close involvement of management in day-to-day operations (i.e. tone at the top, corporate governance, officer oversight and involvement with daily activities, and other company level controls). We limited resources available and the limited amount of transactions and activities allow for compensating controls.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

In addition, our President and Chief Financial Officer have determined that no change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended October 31, 2007 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

Our President and Chief Financial Officer are in the process of implementing a more effective system of controls, procedures, and other changes in the areas of accounting for equity transactions, document control, account analysis, and reconciliation to insure that information required to be disclosed in this annual report on Form 10-KSB has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.

The Company is required to be in compliance with the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control for the year ending October 31, 2008. The Company has experienced severe cash flow problems and, as a result, has not had the resources to address fully the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented. Failure to develop adequate internal control and hiring of qualified accounting personnel may result in a “material weakness” in the Company’s internal control relating to the above activities.

Among the changes needed to be implemented are the following:

•	Document control system established and monitored for compliance;

•	Timely analysis of accounting treatment and disclosure requirements for contractual agreements;

•	Centralized control of cash disbursements;

•	Procedures established and personnel assigned to reconcile key accounts on a timely basis; and

•	Control function added to review reconciliations.

Item 8B. Other Information.

Loan Agreement

Since 2003, we have borrowed money from a group of third-party lenders in order to fund our operations. As of February 5, 2008, the outstanding principal balance on these loans was approximately $746,689. On November 29, 2006, we entered into a loan agreement with certain these lenders and a new lender, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion; provided, however, that the conversion price may not be less that $0.01 per share under any circumstances. In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require us to issue shares of our common stock in excess of our authorized and unissued shares of common stock.  The notes are secured by a first priority security interest in all of our assets. By their terms, the holder of the notes may not convert the notes to the extent such conversion would cause the holder, together with its affiliates, to have acquired a number of shares of common stock that would exceed 4.99% of our then outstanding common stock. We have has agreed to register the resale of the shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of 1933 upon request of the lenders. At the request of the lenders, we filed a registration statement in September 2007 to register the resale of the shares of common stock underlying the convertible notes. This registration statement has not yet been declared effective, and we intend to withdraw this registration statement with the consent of the lenders.

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

Director Independence

           Our board of directors has determined that currently none of it members  qualify as “independent” as the term is used in Item 407 of Regulation S-B as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.

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

Item 10. Executive Compensation

Summary Compensation Table—Fiscal 2007 and 2006

The table below summarizes the total compensation paid or awarded to each of the Named Executive Officers for Fiscal years 2007 and 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)	Total ($)
David S. Bennett Chairman, President and Chief Executive Officer	2007	-0-	$75,000	(1)	$48,400	(2)(3)(4)	-0-	(5)	-0-	$123,400
	2006	-0-	-0-		$24,750	(6)(7)	-0-		-0-	$24,750

Patricia M. Spreitzer Vice President, Secretary and Treasurer	2007	-0-	$54,000	(1)	$48,400	(2)	-0-	(5)	-0-	$102,400
	2006	-0-	-0-		$24,750	(6)(7)	-0-		-0-	$24,750

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

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards(3)
David S. Bennett	10/30/2007	10/30/2007	—	—	—	4,000,000	$$0.17-$2.00	N/A
	10/30/2007	10/30/2007	—	—	200,000			$24,000
	1/15/2007	1/15/2007	—	—	100,000			$16,500
Patricia M. Spreitzer	10/30/2007	10/30/2007	—	—	—	4,000,000	$$0.17-$2.00	N/A
	10/30/2007	10/30/2007	—	—	200,000			$24,000
	1/15/2007	1/15/2007	—	—	100,000			$16,500

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

Employment Agreements

On October 30, 2007, we entered into employment agreements with each of David S. Bennett and Patricia M. Spreitzer. A description of the material terms of each agreement is set forth below and copies of each agreement in incorporated by reference as exhibits hereto.

David S. Bennett. We entered into an employment agreement with David S. Bennett pursuant to which we employ Mr. Bennett as our President and Chief Executive Officer. The agreement is for an initial term of three years and provides for an annual base salary during the term of the agreement of $75,000, provided, however, that this base salary shall be increased to $150,000 per annum upon closing of a private placement of our debt or equity securities resulting in gross proceeds of at least $4 million. Mr. Bennett will receive performance based bonuses upon attainment of certain gross revenue targets specified in the employment agreement. Mr. Bennett will also receive stock grants of 200,000, 250,000, 300,000, and 350,000 shares of our common stock in each of fiscal 2007, 2008, 2009, and 2010. The Company has agreed to grant Mr. Bennett options to purchase 4,000,000 shares of our common stock with exercise prices ranging from $0.17 to $2.00, which options would vest upon the attainment of certain gross revenue targets, as more specifically set forth in the Agreement. The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose. Mr. Bennett also received a one-time bonus of $75,000, which bonus is currently accrued but has not been paid.

The agreement also contains the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) three (3) weeks paid vacation leave; (iii) medical, dental and life insurance benefits; (iv) a severance payment of twelve (12) month’s salary at the then-applicable base salary rate in the event that we terminate Mr. Bennett’s employment without cause or if Mr. Bennett’s employment is terminated due to death or disability; and (v) 24 month non-compete/non solicitation terms.

Patricia M. Spreitzer. We entered into an employment agreement with Patricia M. Spreitzer pursuant to which we employ Ms. Spreitzer as our Secretary and Treasurer. The agreement is for an initial term of three years and provides for an annual base salary during the term of the agreement of $54,000, provided, however, that this base salary shall be increased to $100,000 per annum upon closing of a private placement of our debt or equity securities resulting in gross proceeds of at least $4 million. Ms. Spreitzer will receive performance based bonuses upon attainment of certain gross revenue targets specified in the employment agreement. Ms. Spreitzer will also receive stock grants of 200,000, 250,000, 300,000, and 350,000 shares of our common stock in each of fiscal 2007, 2008, 2009, and 2010. The Company has agreed to grant Ms. Spreitzer options to purchase 4,000,000 shares of our common stock with exercise prices ranging from $0.17 to $2.00, which options would vest upon the attainment of certain gross revenue targets, as more specifically set forth in the Agreement. The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose. Ms. Spreitzer will also receive a one-time bonus of $54,000, which bonus is currently accrued by has not been paid.

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

(3)
Based upon current base salary of $75,000; provided, however, that Mr. Bennett’s base salary increases to $150,000 upon closing of a private placement of the Company’s debt and/or equity securities resulting in gross proceeds to the Company of at least $4,000,000.

(4)	Executive is entitled to all Options which would have accrued during the “severance period” defined under footnotes (1) and (2) above.

(5)
Based upon current base salary of $54,000; provided, however, that Ms. Spreitzer’s base salary increases to (i) $84,000 upon closing of a private placement of the Company’s debt and/or equity securities resulting in gross proceeds to the Company of at least $4,000,000 and (ii) 100,000 upon satisfaction of (i) and provided that Ms. Spreitzer devotes 100%of her time to the Company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 31, 2008 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned		Percentage Owned (1)
David S. Bennett (2)	335,000		*
Patricia M. Spreitzer (2)	550,000		1.08%
Loewen Global Futures Fund, Ltd. (3)	5,000,000	(4)	9.33%

All directors and officers as a group	885,000		1.73%

*	Less than 1%.

(1)	Based on 51,103,228 shares outstanding.

(2)	The address is c/o Bio Solutions Manufacturing, Inc., 4440 Arville Street # 6, Las Vegas, NV 89103.

(3)	The address is Seefeldstrasse 35, CH-8034, Zurich, Switzerland.

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

Since 2003, we have borrowed money from a group of third-party lenders, including Ms. Hunter, Mr. Mendiratta, Bio Solutions of Nevada, Sterling Sound, and Interstellar Holdings in order to fund our operations. As of February 5, 2008, the outstanding principal balance on these loans was approximately $746,689. On November 29, 2006, we entered into a loan agreement with certain these lenders, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion, although such conversions may not be less $0.01 per share, in any circumstances. In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require us to issue shares of its common stock in excess of our authorized and unissued shares of common stock. The notes are secured by a first priority security interest in all of our assets. At the request of the lenders and pursuant to a previous agreement, we filed a registration statement in September 2007 register the resale of the shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of 1933. This registration statement has not yet been declared effective. In 2007, all of the notes were assigned to Interstellar Holdings, LLC, of which Ms. Hunter is the majority member.

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

10.12	2007 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8, filed on October 16, 2007 (File No. 333-146737).

10.13	Employment Agreement dated October 30, 2007 between Bio Solutions Manufacturing, Inc. and David S. Bennett, incorporated by reference to our Current Report on Form 8-K, filed on November 5, 2007.

10.14	Employment Agreement dated October 30, 2007 between Bio Solutions Manufacturing, Inc. and Patricia M. Spreitzer, incorporated by reference to our Current Report on Form 8-K, filed on November 5, 2007.

10.15	Settlement Agreement dated as of October 22, 2007, incorporated by reference to our Annual Report on From 10-KSB for the year ended October 31, 2007, filed on February 13, 2008.

10.16	Lease Agreement dated as of September 15, 2007, incorporated by reference to our Annual Report on From 10-KSB for the year ended October 31, 2007, filed on February 13, 2008.

10.17
Agreement dated as of October 30, 2007 between the Company and Peter Chapin, incorporated by reference to our Annual Report on From 10-KSB for the year ended October 31, 2007, filed on February 13, 2008.

16.1	Letter on change in certifying accountant, incorporated by reference to our Current Report on Form 8-K filed on August 10, 2006.

21.1	Subsidiaries of Bio Solutions Manufacturing, Inc., incorporated by reference to our Annual Report on Form 10-KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

23.1	Consent of Independent Public Accountants, Sherb & Co., LLP, filed herewith.

31.1	Certification of David S. Bennett pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Patricia M. Spreitzer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of David S. Bennett pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Patricia M. Spreitzer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors has not yet selected independent accountants to audit our financial statements for the year ending October 31, 2008. Sherb & Co., LLP previously audited our consolidated financial statements for the fiscal years ended October 31, 2007 and 2006.

Audit Fees

Sherb & Co., LLP billed us $25,500 in fees for our 2007 annual audit and for the review of our quarterly financial statements for 2007 and $41,800 in fees for our 2006 annual audit and for the review of our quarterly financial statements for 2006. Our previous auditors, Baum and Company, LLC, billed us $10,000 in fees for the review of our quarterly financial statements for 2006.

Audit-Related Fees

We did not pay any fees to Sherb & Co., LLP for assurance and related services that are not reported under Audit Fees above in 2007 or 2006.

Tax Fees

We did not pay any fees to Sherb & Co., LLP for tax compliance, tax advice or tax planning in 2007 or 2006.

All Other Fees

Sherb & Co., LLP billed us $3,000 for work in connection with our registration statement on Form SB-2 in 2007, $2,000 for work in connection with the amendment to our current report on Form 8-K filed on 2006, and we did not pay any other fees to Sherb & Co., LLP in either 2007 or 2006, except as described above. Our former independent auditors, Baum and Company, LLC billed us $2,906 in fees for work in connection with the reissuance of its audit opinion of our 2005 financial statements for our 2006 annual report, $2,500 for work in connection with our registration statements on Form S-8 in 2007, $1,525 for work in connection with our registration statement on Form SB-2 in 2007, $2,500 for work in connection with our registration statements on Form S-8 in 2006, and $3,500 for all other fees in 2006.

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

Signatures	Title	Date

/s/ David S. Bennett	President and Director	March 7, 2008
David S. Bennett

/s/ Patricia M. Spreitzer	Secretary, Treasurer and Director	March 7, 2008
Patricia M. Spreitzer