Form 10QSB
period 2008-01-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2008-03-24
CIK 1128581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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
___________________

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 20, 2008, 61,303,228 shares of our common stock were issued and outstanding.

Transitional Small Business Disclosure Format:   Yes ☐   No ☒

EXPLANATORY NOTE

This quarterly report on Form 10-QSB does not contain all of the information required to be disclosed under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  In particular, this quarterly report does not contain the financial statements required by Item 310 of Regulation S-B, management’s discussion and analysis required by Item 303 of Regulation S-B, disclosure controls and procedures required by Item 307 of Regulation S-B, internal control over financial reporting required by Item 308 of Regulation S-B, and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  The company intends to file an amendment to this quarterly report on Form 10-QSB to provide the missing information once it becomes available

PART 1:  FINANCIAL INFORMATION

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended January 31, 2008, we issued an aggregate of 3,000,000 shares of common stock upon conversions of amended and restated 8% convertible promissory notes. The aggregate principal and interest amount of these notes that were converted was $61,250. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

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

Dated: March 24, 2008	/s/ David S. Bennett

By: David S. Bennett Its: President and Director

Dated: March 24, 2008	/s/ Patricia M. Spreitzer

By: Patricia M. Spreitzer Its: Secretary, Treasurer and Director