Form 10QSB/A
period 2008-01-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2008-04-25
CIK 1128581

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

EXPLANATORY NOTE

This Amendment No. 1 to quarterly report on Form 10-QSB is being filed to provide the financial statements required by Item 310 of Regulation S-B, management’s discussion and analysis required by Item 303 of Regulation S-B, disclosure controls and procedures required by Item 307 of Regulation S-B, internal control over financial reporting required by Item 308 of Regulation S-B, and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002, which items were not available were not available for filing with the quarterly report on Form 10-KSB filed by us on March 24, 2008.

PART 1:	FINANCIAL INFORMATION

Bio Solutions Manufacturing Inc.
Condensed Consolidated Balance Sheet
(Unaudited)

January 31,
2008
Assets
Current assets:
Cash	$544
Total current assets	544

Property and equipment (net)	5,076

Total assets	$5,620
Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable	$382,438
Accrued expenses	518,014
Notes payable	804,920
Total current liabilities	1,690,372

Stockholders' (deficit):
Preferred stock, no par value 10,000,000 authorized, none issued and outstanding
Common stock, $0.001 par value, 100,000,000 shares
authorized, 51,103,228 shares issued and outstanding	51,103
Additional paid-in capital	5,921,350
Accumulated deficit	(7,657,205)
Total stockholders' (deficit)	(1,684,752)

Total liabilities and stockholders’ (deficit)	$5,620

The accompanying notes are and integral part of these unaudited condensed consolidated financial statements.

Bio Solutions Manufacturing Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ending Janaury 31,
	2008	2007
Revenues - related party	$-	$18,992
Cost of goods sold	-	12,535

Gross profit	-	6,457

Expenses:
General and administrative expenses	182,235	1,064,545
Total expenses	182,235	(1,058,088)

Net loss from operations before other expenses and
provision for income taxes	(182,235)	(1,058,088)

Other income (expenses):
Gain on beneficial conversion feature	48,416	-
Interest expense	(15,066)	(148,629)
	33,351	(148,629)

Net loss before provision for income taxes	(148,884)	(1,206,717)

Provision for income taxes	-	-
Net loss	$(148,884)	$(1,206,717)

Net loss per weighted average share
- basic and diluted	$(0.003)	$(0.031)
Weighted average number of shares
- basic and diluted	47,522,250	39,001,885

The accompanying notes are and integral part of these unaudited condensed consolidated financial statements.

Bio Solutions Manufacturing Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ending January 31,
	2008	2007
Net cash (used) by operating activities	$(20,724)	$(215,013)

Net cash (used) by investing activities	(2,000)	(11,250)

Cash flows from financing activities:
Proceeds related party loans (net of repayments)	18,232	224,169
Net cash provided by financing activities	18,232	224,169

Net increase (decrease) in cash	(4,492)	(2,094)
Cash and cash equivalents - beginning	5,036	12,936
Cash and cash equivalents- ending	$544	$10,842

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services provided	$92,750	$941,612
Debt converted to equity	61,250	-

The accompanying notes are and integral part of these unaudited condensed consolidated financial statements.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended January 31, 2008 and 2007
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bio Solutions Manufacturing, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the fiscal year ended October 31, 2007 as reported in the 10-KSB have been omitted.

The Company has presented this Form 10QSB in condensed manner, hence certain reclassifications have been made to the prior comparable period to conform to this period’s presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended October 31, 2007 and 2006, the Company has incurred net losses of $2,535,012 and $2,739,803 and has a stockholders’ deficit of $1,684,752 as of January 31, 2008. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

The Company has laid off its employees at its facility in Mississippi in February 2007 and in connection with a legal settlement effectuated in October 2007, the Company sold certain equipment, furniture, fixtures and inventory located at that facility. The Company anticipates resuming is sales and marketing activities related to its biological waste remediation products again once it has obtained additional working capital. The Company anticipates future losses from operations as a result ongoing overhead expenses incurred while management attempts to resume selling activities.

These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - LOANS PAYABLE

Under the Company’s loan agreement dated November 29, 2006 and terms of the notes payable issued to two lenders pursuant thereto, each lender may, in its sole and absolute discretion, make additional loans to the Company, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of the Company’s common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of the Company’s common stock immediately prior to conversion, although such conversions may not be less $0.01 per share, in any circumstances. In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require the Company to issue shares of its common stock in excess of its authorized and unissued shares of common stock.

During the fiscal quarter ended January 31, 2008, one lender converted $61,250 in principal into 3,000,000 shares of Company common stock. Income of $48,416 was recorded in the fiscal quarter ended January 31, 2008, attributed to the beneficial conversion feature with this loan agreement. The notes are secured by a first priority security interest in all of the assets of the Company. At the request of the lenders, the Company has filed a registration statement to register the resale of shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of 1933. This registration statement has not yet been declared effective by the Securities and Exchange Commission. As of January 31, 2008, the aggregate principal outstanding was $785,420

As of January 31, 2008, the Company is obligated to repay a $19,500 advance made by a shareholder in April 2007.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended January 31, 2008 and 2007
(Unaudited)

NOTE 4 - EQUITY TRANSACTIONS

Common Stock

The Company issued 1,750,000 shares of common stock during the three months ended January 31, 2008 for services valued at $92,750, at share prices ranging from $0.04 to $0.075 per share, which was at the then market price of the trading stock of the Company.

The Company issued 3,000,000 shares of common stock during the three months ended January 31, 2008 for conversion of indebtedness recorded at $61,250, at $0.02 per share, pursuant to the terms of such debt agreement.

Stock Incentive Plans

On October 27, 2006, the Company adopted its 2006 Stock Incentive Plan (the “2006 Plan”). The Company is permitted to issue up to 6,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of January 31, 2008, 6,000,000 shares have been issued under the 2006 Plan and no options have been granted.

On October 15, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 10,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of January 31, 2008, 1,750,000 shares have been issued under the 2007 Plan and no options have been granted.

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

Options

A summary of the non-plan option activity of for the period ended January 31, 2008 is as follows:

	Stock Options		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2007	4,000,000	-	$0.30	$0.86
Granted First Quarter Ended January 31, 2008	-	-	-	-
Exercised First Quarter Ended January 31, 2008	-	-	-	-
Expired First Quarter Ended January 31, 2008	-	-	-	-
Balance - January 31, 2008	4,000,000	0	$0.30	$0.86

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended July 31, 2008 and 2007
(Unaudited)

NOTE 4 - EQUITY TRANSACTIONS (continued)

The following table summarizes information about options outstanding and exercisable at January 31, 2008:

Range of exercise prices:	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
$0.30	4,000,000	1.85	$0.30	-

Warrants

Warrants have been issued for equity raises only for the last years are fully vested.

A summary of the warrant activity of for the three months ended January 31, 2008 is as follows:

	Warrants		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2007	2,750,000	2,750,000	$0.80	$0.80
Granted First Quarter Ended January 31, 2008	-	-	-	-
Exercised First Quarter Ended January 31, 2008	-	-	-	-
Expired First Quarter Ended January 31, 2008	-	-	-	-
Balance - January 31, 2007	2,750,000	2,750,000	$0.80	$0.80

There were no warrants issued for the three months ended January 31, 2008.

The following table summarizes information about warrants outstanding and exercisable at January 31, 2008:

Range of exercise prices:	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
$0.80	2,750,000	1.38	$0.80	2,750,000

NOTE 5 - RELATED PARTY TRANSACTIONS

As of January 31, 2008, the Company is obligated to repay a $19,500 advance made by a shareholder in April 2007.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended January 31, 2008 and 2007
(Unaudited)

 NOTE 6 - COMMITMENTS & CONTINGENCIES

Operating Leases

BESI leases its office facility under a one-year non-cancelable operating lease at a rate of $2,210 per month, expiring in September 2008. Net rent expense under the lease for the three months ended January 31, 2008 and 2007 was $6,630 and $0, respectively.

Payroll Taxes

At January 31, 2008, the Company is delinquent with remitting payroll taxes of approximately $51,923, including estimated penalties and interest. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further.

Employment agreements

The Company has employment agreements with the Company’s President and Chief Financial Officer. Each agreement is for an initial term of three years and provides for annual base salary during the term of the agreement of $75,000 and $54,000, respectively, provided, however, that base salary shall be increased to $150,000 and $100,000 per annum, respectively, upon closing of a private placement of the Company’s debt or equity securities resulting in gross proceeds of at least $4 million. Each officer will receive performance based bonuses upon attainment of certain gross revenue targets specified in each employment agreement. Each officer will also receive stock grants of 200,000 250,000, 300,000, and 350,000 shares of the Company’s common stock in each of fiscal 2007, 2008, 2009 and 2010. The Company has agreed to grant each officer options to purchase 4,000,000 shares of our common stock with exercise prices ranging from $0.17 to $2.00, which options would vest upon the attainment of certain gross revenue targets, as more specifically set forth in the employment agreements. The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose. Each officer also received a one-time bonus of $75,000 and $54,000, respectively, which bonuses are currently accrued but have not been paid. In addition, officer salaries for the three months ended January 31, 2008 are accrued but have not been paid.

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

Share issuances

In an agreement dated October 31, 2007, the Company committed to issuing 500,000 shares of its common stock to an employee by April 30, 2008 or sooner in the event a contractual condition is satisfied.

The Company agreed to issue 500,000 shares of its common stock to a consultant pursuant to terms and conditions of a consulting agreement.

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

General

We are a provider of biodiesel fuel and waste bioremediation services. We have historically focused on waste bioremediation solutions to municipal collection systems and food service facilities through a distributor with a network of franchisees, (the “Cleaning Division”). In the second quarter of our 2007 fiscal year, we ceased production of products in our Cleaning Division. Until such time, ur products in our Cleaning Division were sold through a sales and marketing company for environmental application products, which company was a former affiliate and significant shareholder of ours.

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

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the three months ended January 31, 2008 and 2007 are those of the continuing operations of Bio Solutions Manufacturing, which include BSP and BESI on a consolidated basis

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Three Months Ended	Three Month Ended
	January 31,	January 31,
	2008	2007
Net sales	—	18,992
Cost of sales	—	12,535

Gross income (loss)	—	6,457

Selling, general and administrative	182,235	1,064,545
Operating income (loss)	(182,235)	(1,058,088)

Comparison of the Three Months Ended January 31, 2008 and 2007

Net sales.  Net sales for operations of BSP decreased to $0, for the three months ended January 31, 2008, from $18,992 for the three months ended January 31, 2007. This decrease results primarily from the closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products from our Cleaning Division.

Cost of Sales. Cost of sales for continued operations decreased , for the three months ended January 31, 2008, from $12,535 for the three months ended January 31, 2007.

Selling, general, and administrative. Selling, general, and administrative expenses decreased to $182,235, or an increase approximately 83%, for the three months ended January 31, 2008, from $1,064,545 for the three months ended January 31, 2007. This decrease results primarily from the closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products from our Cleaning Division.

Operating loss. We incurred an operating loss of $182,235, for the three months ended January 31, 2008, from $1,058,088 for the three months ended January 31, 2007. We had lower operating losses in the three months ended January 31, 2008 as compared to 2007 primarily because we experienced a decrease in revenue due to our closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products in our Cleaning Division in the second quarter of our fiscal 2007.

Gain on beneficial conversion feature. In the three months ended January 31, 2008, we incurred a gain of $48,416 on beneficial conversion feature associated with a decline in the market price of our common stock and the conversion of one of our outstanding convertible notes.

Interest expense. Interest expense decreased to $15,066 for the three months ended January 31, 2008, from $148,629 for the three months ended January 31, 2007. Our interest expense decrease resulted primarily from decreased borrowings during the three months ended January 31 2008.

Provision for income taxes. We have generated net losses in three months ended January 31, 2008 and 2007. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at January 31, 2008 was $1,684,752 and at January 31, 2007 it was $1,396,125. We had cash of 544 as of January 31, 2008 while we had cash of $5,036 as of October 31, 2007.

We used $20,724 of net cash from operating activities for the three months ended January 31, 2008 as compared to using 215,013 for the three months ended January 31, 2007. Our net loss of $148,884 was offset by the noncash cost $92,750 in services incurred in the three months ended January 31, 2008 that the company paid by issuance of 1,750,000 shares of Company common stock and the $78,014 increase in account payable and accrued expenses during the quarter then ended.

Net cash flows used in investing activities was $2,000 for the three months ended January 31, 2008, compared to $11,250 in the three months ended January 31, 2007. The cash used in investing activities for the three months ended January 31, 2008 was used for the liquidation of a security deposit to pay rent.

Net cash flows provided by financing activities were $18,232 for the three months ended January 31, 2008, compared to net cash provided by financing activities of $224,169 in the three months ended January 31, 2007. The decrease in net cash provided by financing activities is primarily due to the company having reduced the amount of borrowings under its loan agreement.

Loan Agreement

Since 2003, we have borrowed money from a group of third-party lenders in order to fund our operations. As of January 31, 2008, the outstanding principal balance on these loans was approximately $800,000. On November 29, 2006, we entered into a loan agreement with certain these lenders and a new lender, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion; provided, however, that the conversion price may not be less that $0.01 per share under any circumstances. The notes are secured by a first priority security interest in all of our assets. At the request of the lenders and pursuant to a previous agreement, we filed a registration statement in September 2007 register the resale of the shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of 1933. This registration statement has not yet been declared effective.

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

As of January 31, 2008, we had a working capital deficit of $1,684,752. Currently, we do not generate any revenues. In the Biodiesel Division, we need to construct or lease biodiesel plants and we will not generate any revenues in this division until we have established plants which are operational. The expected cost to build each biodiesel plant is $2.5 million and we do not have the capital to build such plants. In addition, we closed the manufacturing facility for our Cleaning Division products in the second fiscal quarter of 2007 and also ceased marketing and selling such products at that time. We need capital to relocate and open a new facility for the manufacture and subsequent sale of products in our Cleaning Division. If we cannot raise additional debt and/or equity capital, we will be unable to generate any revenues in either our Biodiesel or Cleaning Divisions.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of January 31, 2008, our President and Chief Financial Officer carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our President and Chief Financial Officer concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the course of the preparation of our January 31, 2008 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions, document control, account analysis and reconciliation. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

In addition, we have a limited number of employees and are not able to have proper segregation of duties based on the cost benefit of hiring additional employees solely to address the segregation of duties issue. We determined the risks associated with the lack of segregation of duties are insignificant based on the close involvement of management in day-to-day operations (i.e. tone at the top, corporate governance, officer oversight and involvement with daily activities, and other company level controls). We limited resources available and the limited amount of transactions and activities allow for compensating controls.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

In addition, our President and Chief Financial Officer has determined that no change in our internal control over financial reporting occurred during the three months ended January 31, 2008 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

Our President and Chief Financial Officer is in the process of implementing a more effective system of controls, procedures and other changes in the areas of accounting for equity transactions, document control, account analysis and reconciliation, to insure that information required to be disclosed in this quarterly report on Form 10-QSB has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.

The Company is required to be in compliance with the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control for the year ending October 31, 2008. The Company has experienced severe cash flow problems and as a result has not had the resources to address fully the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented. Failure to develop adequate internal control and hiring of qualified accounting personnel may result in a “material weakness” in the Company’s internal control relating to the above activities.

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

Dated: April 25, 2008	/s/ David S. Bennett
By: David S. Bennett
Its: President and Director

Dated: April 25, 2008	/s/ Patricia M. Spreitzer
By: Patricia M. Spreitzer
Its: Secretary, Treasurer and Director