Form 10QSB
period 2008-04-30
BIO SOLUTIONS MANUFACTURING, INC.
filed 2008-06-16
CIK 1128581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 12, 2008, 73,933,228 shares of our common stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART 1:  FINANCIAL INFORMATION

Bio Solutions Manufacturing, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)

April 30, 2008
Assets

Current assets:
Total current assets	$-

Property and equipment (net)	4,732

$4,732
Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable	$463,616
Accrued expenses	603,165
Notes payable	765,144
Total current liabilities	1,831,925

Stockholders' (deficit):
Preferred stock, no par value 10,000,000 authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 65,003,228 shares issued and outstanding	65,003
Additional paid-in capital	6,051,418
Accumulated deficit	(7,943,614)
Total stockholders' (deficit)	(1,827,193)

$4,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio Solutions Manufacturing, Inc.
Condensed Consolidated Statements of Losses

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Revenues - related party	$-	$2,999	$-	$21,991

Cost of goods sold	-	9,008	-	21,543

Gross profit (loss)	-	(6,009)	-	448

Expenses:
General and administrative expenses	278,746	405,442	460,981	1,469,987
Total expenses	278,746	405,442	460,981	1,469,987

Net loss from operations before other expenses and provision for income taxes	(278,746)	(411,451)	(460,981)	(1,469,539)

Other income (expenses):
Gain (loss) on beneficial conversion feature	7,143	-	55,559	-
Interest expense	(14,805)	(18,881)	(29,871)	(167,510)
	(7,662)	(18,881)	25,688	(167,510)

Net loss before provision for income taxes	(286,408)	(430,332)	(435,293)	(1,637,049)

Provision for income taxes	-	-	-	-
Net loss	$(286,408)	$(430,332)	$(435,293)	$(1,637,049)

Net loss per weighted average share
- basic and diluted	$(0.005)	$(0.011)	$(0.008)	$(0.042)
Weighted average number of shares
- basic and diluted	57,817,672	40,218,239	52,613,392	38,567,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio Solutions Manufacturing, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ending April 30,
	2008	2007

Net cash (used) by operating activities	$(36,302)	$(257,243)

Net cash provided by (used) by investing activities	2,000	(11,250)

Net cash provided by financing activities:
Proceeds from notes payable (net of repayments)	29,266	260,069
Net cash provided by financing activites	29,266	260,069

Net increase (decrease) in cash	(5,036)	(8,424)
Cash and cash equivalents – beginning	5,036	10,842
Cash and cash equivalents- ending	$-	$2,418

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services provided	$208,050	$1,001,514
Debt converted to equity	97,060	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended April 30, 2008 and 2007
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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended October 31, 2007 and 2006, the Company has incurred net losses of $2,535,012 and $2,739,803 and has a stockholders’ deficit of $1,827,193 as of April 30, 2008. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

The Company has laid off its employees at its facility in Mississippi in February 2007 and in connection with a legal settlement effectuated in October 2007, the Company sold certain equipment, furniture, fixtures and inventory located at that facility. The Company anticipates resuming is sales and marketing activities related to its biological waste remediation products again once it has obtained additional working capital. The Company anticipates future losses from operations as a result of ongoing overhead expenses incurred while management attempts to resume selling activities.

These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - LOANS PAYABLE

Under the Company’s loan agreement dated November 29, 2006 and terms of the notes payable issued to two lenders pursuant thereto, each lender may, in its sole and absolute discretion, make additional loans to the Company, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of the Company’s common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of the Company’s common stock immediately prior to conversion, although such conversions may not be less $0.01 per share, in any circumstances. In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require the Company to issue shares of its common stock in excess of its authorized and unissued shares of common stock. In May 2008, the conversion price under the notes was amended to provide a fixed conversion price of $0.001 per share, which conversion price is not subject to adjustment.

During the six months ended April 30, 2008, one lender converted $97,060 in principal into 6,500,000 shares of Company common stock. Income of $7,143 and $55,559 was recorded in the three and six months ended April 30, 2008, attributed to the beneficial conversion feature with this loan agreement. The notes are secured by a first priority security interest in all of the assets of the Company. At the request of the lenders, the Company has filed a registration statement to register the resale of shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of 1933. This registration statement has not yet been declared effective by the Securities and Exchange Commission. As of April 30, 2008, the aggregate principal outstanding was $745,644.

As of April 30, 2008, the Company is obligated to repay a $19,500 advance made by a shareholder in April 2007.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended April 30, 2008 and 2007
(Unaudited)

NOTE 4 - EQUITY TRANSACTIONS

Common Stock

The Company issued 12,150,000 shares of common stock during the six months ended April 30, 2008 for services valued at $208,050, at share prices ranging from $0.004 to $0.075 per share, which was at the then market price of the trading stock of the Company.

The Company issued 6,500,000 shares of common stock during the six months ended April 30, 2008 for conversion of indebtedness recorded at $97,060, at share prices ranging from $0.01 to $0.0245 per share, pursuant to the terms of such debt agreement.

Stock Incentive Plans

On October 27, 2006, the Company adopted its 2006 Stock Incentive Plan (the “2006 Plan”). The Company is permitted to issue up to 6,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of April 30, 2008, 6,000,000 shares have been issued under the 2006 Plan and no options have been granted.

On October 15, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 10,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of April 30, 2008, 9,960,000 shares have been issued under the 2007 Plan and no options have been granted.

On April 22, 2008, the Company adopted its 2008 Stock Incentive Plan (the “2008 Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the 2008 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of April 30, 2008, 500,000 shares have been issued under the 2008 Plan and no options have been granted.

On April 22, 2008, the Company adopted its 2008 California Stock Incentive Plan (the “California Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the California Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of April 30, 2008, 3,200,000 shares have been issued under the California Plan and no options have been granted.

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

Options

A summary of the non-plan option activity of for the period ended April 30, 2008 is as follows:

	Stock Options		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2007	4,000,000	-	$0.30	$0.00
Granted Six Months Ended April 30, 2008	-	-	-	-
Exercised Six Months Ended April 30, 2008	-	-	-	-
Expired Six Months Ended April 30, 2008	-	-	-	-
Balance - April 30, 2008	4,000,000	0	$0.30	$0.00

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended April 31, 2008 and 2007
(Unaudited)

NOTE 4 - EQUITY TRANSACTIONS (continued)

The following table summarizes information about options outstanding and exercisable at April 30, 2008:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.30	4,000,000	1.62	$0.30	-

Warrants

Warrants have been issued for equity raises only for the last years are fully vested.

A summary of the warrant activity of for the six months ended April 30, 2008 is as follows:

	Warrants		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2007	2,750,000	2,750,000	$0.80	$0.80
Granted Six Months Ended April 30, 2008	-	-	-	-
Exercised Six Months Ended April 30, 2008	-	-	-	-
Expired Six Months Ended April 30, 2008	-	-	-	-
Balance – April 30, 2008	2,750,000	2,750,000	$0.80	$0.80

There were no warrants issued for the six months ended April 30, 2008.

The following table summarizes information about warrants outstanding and exercisable at April 30, 2008:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.80	2,750,000	1.13	$0.80	2,750,000

NOTE 5 - RELATED PARTY TRANSACTIONS

As of April 30, 2008, the Company is obligated to repay a $19,500 advance made by a shareholder in April 2007.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended April 30, 2008 and 2007
(Unaudited)

 NOTE 6 - COMMITMENTS & CONTINGENCIES

Operating Leases

BESI leases its office facility under a one-year non-cancelable operating lease at a rate of $2,210 per month, expiring in September 2008. Net rent expense under the lease for the six months ended April 30, 2008 and 2007 was $13,366 and $0, respectively.

Payroll Taxes

At April 30, 2008, the Company is delinquent with remitting payroll taxes of approximately $58,177, including estimated penalties and interest. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further.

Employment agreements

The Company has employment agreements with the Company’s President and Chief Financial Officer. Each agreement is for an initial term of three years and provides for annual base salary during the term of the agreement of $75,000 and $54,000, respectively, provided, however, that base salary shall be increased to $150,000 and $100,000 per annum, respectively, upon closing of a private placement of the Company’s debt or equity securities resulting in gross proceeds of at least $4 million. Each officer will receive performance based bonuses upon attainment of certain gross revenue targets specified in each employment agreement. Each officer will also receive stock grants of 200,000 250,000, 300,000, and 350,000 shares of the Company’s common stock in each of fiscal 2007, 2008, 2009 and 2010. The Company has agreed to grant each officer options to purchase 4,000,000 shares of our common stock with exercise prices ranging from $0.17 to $2.00, which options would vest upon the attainment of certain gross revenue targets, as more specifically set forth in the employment agreements. The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose. Each officer also received a one-time bonus of $75,000 and $54,000, respectively, which bonuses are currently accrued but have not been paid. In addition, officer salaries for the six months ended April 30, 2008 are accrued but have not been paid, except for issuances of 450,000 shares of Company common stock to each officer.

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

The Company has an employment agreement dated December 8, 2005 with the President of its Bio Extractions Services, Inc. subsidiary. The agreement is for an initial term of three years and provides for annual base salary during the term of the agreement of $90,000, except for the first five months of the agreement during which annual base pay was $36,000. The President will receive performance based cash and stock bonuses upon attainment of certain net after tax profit targets for the subsidiary as specified in the agreement. The agreement also contains the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with employment and (ii) 12 month non-compete terms.

Share issuances

In an agreement dated October 31, 2007, the Company committed to issuing 500,000 shares of its common stock to an employee by April 30, 2008 or sooner in the event a contractual condition is satisfied. The shares were issued in June 2008.

The Company agreed to issue 500,000 shares of its common stock to a consultant pursuant to terms and conditions of a consulting agreement. The shares were issued in June 2008.

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

NOTE 7 - SUBSEQUENT EVENTS

In May 2008, the conversion price under the Company's 8% convertible demand notes was amended to provide a fixed conversion price of $0.001 per share, which conversion price is not subject to adjustment.

Since April 30, 2008, the Company has issued 3,000,000 shares of common stock upon conversion of indebtedness recorded at $3,000, at an average of $0.001 per share, pursuant to the terms of such debt agreement.

Since April 30, 2008, the Company has issued 4,930,000 shares of common stock for services.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the three and six months ended April 30, 2008 and 2007 are those of the continuing operations of Bio Solutions Manufacturing, which include BSP and BESI on a consolidated basis

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Net sales	$—	$2,999	—	$21,991
Cost of sales	—	9,008	—	21,543

Gross profit (loss)	—	(6,009)	—	448

Selling, general and administrative	278,746	405,442	460,981	1,469,987

Operating income (loss)	$(278,746)	(411,451)	(460,981)	(1,469,539)

Comparison of the Three Months Ended April 30, 2008 and 2007

Net sales.  Net sales for operations of BSP decreased to $0, for the three months ended April 30, 2008, from $2,999 for the three months ended April 30, 2007. This decrease results primarily from the closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products from our Cleaning Division.

Cost of Sales. Cost of sales for continued operations decreased to $0 for the three months ended April 30, 2008, from $9,008 for the three months ended April 30, 2007.

Selling, general, and administrative. Selling, general, and administrative expenses decreased to $278,746, or decrease of approximately 31.2%, for the three months ended April 30, 2008, from $405,442 for the three months ended April 30, 2007. This decrease results primarily from the closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products from our Cleaning Division.

Operating loss. We incurred an operating loss of $278,746, for the three months ended April 30, 2008, from $411,451 for the three months ended April 30, 2007. We had lower operating losses in the three months ended April 30, 2008 as compared to 2007 primarily because we experienced a decrease in revenue due to our closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products in our Cleaning Division in the second quarter of our fiscal 2007.

Gain on beneficial conversion feature. In the three months ended April 30, 2008, we incurred a gain of $7,143 on beneficial conversion feature associated with a decline in the market price of our common stock and the conversion of one of our outstanding convertible notes.

Interest expense. Interest expense decreased to $14,805 for the three months ended April 30, 2008, from $18,881 for the three months ended April 30, 2007. Our interest expense decrease resulted primarily from our maintaining a lower balance of interest bearing notes payable during the three months ended April 30 2008.

Provision for income taxes. We have generated net losses in three months ended April 30, 2008 and 2007. Accordingly, we have made no provision for income taxes.

Comparison of the Six Months Ended April 30, 2008 and 2007

Net sales.  Net sales for operations of BSP decreased to $0, for the six months ended April 30, 2008, from $21,991 for the six months ended April 30, 2007. This decrease results primarily from the closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products from our Cleaning Division.

Cost of Sales. Cost of sales for continued operations decreased to $0 for the six months ended April 30, 2008, from $21,543 for the six months ended April 30, 2007.

Selling, general, and administrative. Selling, general, and administrative expenses decreased to $460,981, or a decrease of approximately 68.6%, for the six months ended April 30, 2008, from $1,469,987 for the six months ended April 30, 2007. This decrease results primarily from the closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products from our Cleaning Division.

Operating loss. We incurred an operating loss of $460,981, for the six months ended April 30, 2008, from $1,469,539 for the six months ended April 30, 2007. We had lower operating losses in the six months ended April 30, 2008 as compared to 2007 primarily because we experienced a decrease in revenue due to our closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products in our Cleaning Division in the second quarter of our fiscal 2007.

Gain on beneficial conversion feature. In the six months ended April 30, 2008, we incurred a gain of $55,559 on beneficial conversion feature associated with a decline in the market price of our common stock and the conversion of one of our outstanding convertible notes.

Interest expense. Interest expense decreased to $29,871 for the six months ended April 30, 2008, from $167,510 for the six months ended April 30, 2007. Our interest expense decrease resulted primarily from decreased borrowings during the six months ended April 30 2008.

Provision for income taxes. We have generated net losses in six months ended April 30, 2008 and 2007. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at April 30, 2008 was $1,831,925 and at October 31, 2007 it was $1,650,341. We had cash of $0 as of April 30, 2008 while we had cash of $5,036 as of October 31, 2007.

We used $36,302 of net cash from operating activities for the six months ended April 30, 2008 as compared to using $257,243 for the six months ended April 30, 2007. Our net loss of $435,293 was offset by the noncash cost $208,050 in services incurred in the six months ended April 30, 2008 that the company paid by issuance of 12,150,000 shares of Company common stock and the $244,343 increase in account payable and accrued expenses during the six months then ended.

Net cash flows provided by investing activities was $2,000 for the six months ended April 30, 2008, compared to net cash used in investing activities of $11,250 in the six months ended April 30, 2007.

Net cash flows provided by financing activities were $29,266 for the six months ended April 30, 2008, compared to net cash provided by financing activities of $260,069 in the six months ended April 30, 2007. The decrease in net cash provided by financing activities is primarily due to our having reduced the amount of borrowings under our loan agreement.

Loan Agreement

Since 2003, we have borrowed money from a group of third-party lenders in order to fund our operations. As of April 30, 2008, the outstanding principal balance on these loans was approximately $765,000. On November 29, 2006, we entered into a loan agreement with certain these lenders and a new lender, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion; provided, however, that the conversion price may not be less that $0.01 per share under any circumstances. The notes are secured by a first priority security interest in all of our assets. In May 2008, the conversion price under the notes was amended to provide a fixed conversion price of $0.001 per share, which conversion price is not subject to adjustment.At the request of the lenders and pursuant to a previous agreement, we filed a registration statement in September 2007 register the resale of the shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of 1933. This registration statement has not yet been declared effective.

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

As of April 30, 2008, we had a working capital deficit of $1,831,925. Currently, we do not generate any revenues. In the Biodiesel Division, we need to construct or lease biodiesel plants and we will not generate any revenues in this division until we have established plants which are operational. The expected cost to build each biodiesel plant is $2.5 million and we do not have the capital to build such plants. In addition, we closed the manufacturing facility for our Cleaning Division products in the second fiscal quarter of 2007 and also ceased marketing and selling such products at that time. We need capital to relocate and open a new facility for the manufacture and subsequent sale of products in our Cleaning Division. If we cannot raise additional debt and/or equity capital, we will be unable to generate any revenues in either our Biodiesel or Cleaning Divisions.

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

ITEM 3 – CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As of April 30, 2008, our President and Chief Financial Officer carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our President and Chief Financial Officer concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the course of the preparation of our April 30, 2008 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions, document control, account analysis and reconciliation. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

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

In addition, our President and Chief Financial Officer has determined that no change in our internal control over financial reporting occurred during the three months ended April 30, 2008 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended April 30, 2008, we issued an aggregate of 3,500,000 shares of common stock upon conversions of amended and restated 8% convertible promissory notes. The aggregate principal and interest amount of these notes that were converted was 35,810. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

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

Dated: June 16, 2008	/s/ David S. Bennett
By: David S. Bennett
Its: President and Director

Dated: June 16, 2008	/s/ Patricia M. Spreitzer
By: Patricia M. Spreitzer
Its: Secretary, Treasurer and Director