Form 10QSB
period 2008-07-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2008-09-15
CIK 1128581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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
___________________
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter ☐	Accelerated filter ☐
Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 10, 2008, 89,078,228 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Bio Solutions Manufacturing Inc.
Condensed Consolidated Balance Sheet
(Unaudited)
July 31, 2008
Assets

Current assets:
Cash and cash equivalents	$191

Total current assets	$191

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$361,699
Accrued expenses	634,299
Notes payable	797,098
Total current liabilities	1,793,096

Stockholders' (deficit):
Preferred stock, no par value 10,000,000 authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 84,633,228 shares issued and outstanding	84,633
Additional paid-in capital	6,101,017
Accumulated deficit	(7,978,555)
Total stockholders' (deficit)	(1,792,905)

$191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Consolidated Statements of Operations
(Unaudited)

	Three Months Ending July 31,		Nine Months Ending July 31,
	2008	2007	2008	2007

Revenues - related party	$-	$-	$-	$21,991

Cost of goods sold	-	-	-	21,543

Gross profit	-	-	-	448

Expenses:
General and administrative expenses	23,104	530,145	484,085	2,000,132
Total expenses	23,104	530,145	484,085	2,000,132

Net loss from operations before other expenses and
provision for income taxes	(23,104)	(530,145)	(484,085)	(1,999,684)

Other income (expenses):
Gain on sale of debt instrument	431		55,990
Interest expense	(12,269)	(38,565)	(42,140)	(206,075)
	(11,838)	(38,565)	13,850	(206,075)

Net loss before provision for income taxes	(34,942)	(568,710)	(470,234)	(2,205,759)

Provision for income taxes	-	-	-	-
Net loss	$(34,942)	$(568,710)	$(470,234)	$(2,205,759)

Net loss per weighted average share
- basic and diluted	$(0.00)	$(0.012)	$(0.01)	$(0.054)
Weighted average number of shares
- basic and diluted	73,290,075	46,262,538	59,555,929	41,158,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio Solutions Manufacturing Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ending July 31,
	2008	2007

Net cash (used) by operating activities	$(77,565)	$(305,494)

Net cash provided by (used) by investing activities	2,000	(13,250)

Net cash provided by financing activities:
Proceeds from notes payable (net of repayments)	70,720	360,307
Net cash provided by financing activities	70,720	360,307

Net (decrease) increase in cash	(4,845)	41,563
Cash and cash equivalents – beginning	5,036	10,842
Cash and cash equivalents – ending	$191	$52,405

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services provided	$268,210	$1,146,950
Debt converted to equity	106,560	127,662
Equipment acquired for stock	-	200,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended July 31, 2008 and 2007
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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended October 31, 2007 and 2006, the Company has incurred net losses of $2,535,012 and $2,739,803 and has a stockholders’ deficit of $1,792,905 as of July 31, 2008. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

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

NOTE 3 - LOANS PAYABLE

Under the Company’s loan agreement dated November 29, 2006 and terms of the notes payable issued to two lenders pursuant thereto, each lender may, in its sole and absolute discretion, make additional loans to the Company, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of the Company’s common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of the Company’s common stock immediately prior to conversion, although such conversions may not be less $0.001 per share, in any circumstances. In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require the Company to issue shares of its common stock in excess of its authorized and unissued shares of common stock. In May 2008, the conversion price under the notes was amended to provide a fixed conversion price of $0.001 per share, which conversion price is not subject to adjustment.

During the nine months ended July 31, 2008, one lender converted $106,560 in principal into 16,000,000 shares of Company common stock. Income of $431 and $55,990 was recorded in the three and nine months ended April 30, 2008, attributed to the beneficial conversion feature with this loan agreement. The notes are secured by a first priority security interest in all of the assets of the Company. At the request of the lenders, the Company has filed a registration statement to register the resale of shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of 1933. This registration statement has not yet been declared effective by the Securities and Exchange Commission. In light of the Securities and Exchange Commission’s recent changes to Rule 144 under the Securities Act of 1933, as amended, we have concluded it is no longer necessary to register the securities subject to the registration statement.. Accordingly, we are no longer pursuing effectiveness thereof and we intend to withdraw the registration statement. As of July 31, 2008, the aggregate principal outstanding was $777,598.

As of July 31, 2008, the Company is obligated to repay a $19,500 advance made by a shareholder in April 2007.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended July 31, 2008 and 2007
(Unaudited)

NOTE 4 - EQUITY TRANSACTIONS

Common Stock

The Company issued 22,280,000 shares of common stock during the nine months ended July 31, 2008 for services valued at $265,470, at share prices ranging from $0.002 to $0.075 per share, which was at the then market price of the trading stock of the Company.

The Company issued 16,000,000 shares of common stock during the nine months ended July 31, 2008 for conversion of indebtedness recorded at $106,560, at a share price of $0.001 per share, pursuant to the terms of such debt agreement.

Stock Incentive Plans

On October 27, 2006, the Company adopted its 2006 Stock Incentive Plan (the “2006 Plan”). The Company is permitted to issue up to 6,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of July 31, 2008, 6,000,000 shares have been issued under the 2006 Plan and no options have been granted.

On October 15, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 10,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of July 31, 2008, 9,960,000 shares have been issued under the 2007 Plan and no options have been granted.

On April 22, 2008, the Company adopted its 2008 Stock Incentive Plan (the “2008 Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the 2008 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of July 31, 2008, 2,240,000 shares have been issued under the 2008 Plan, valued at $6,720, and no options have been granted.

On April 22, 2008, the Company adopted its 2008 California Stock Incentive Plan (the “California Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the California Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of July 31, 2008, 10,090,000 shares have been issued under the California Plan, valued at $29,270, and no options have been granted.

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

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended July 31, 2008 and 2007
(Unaudited)

Options

A summary of the non-plan option activity of for the period ended July 31, 2008 is as follows:

	Stock Options		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2007	4,000,000	-	$0.30	$0.00
Granted Nine Months Ended July 31, 2008	-	-	-	-
Exercised Nine Months Ended July 31, 2008	-	-	-	-
Expired Nine Months Ended July 31, 2008	-	-	-	-
Balance - July 31, 2008	4,000,000	0	$0.30	$0.00

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended July 31, 2008 and 2007
(Unaudited)

NOTE 4 - EQUITY TRANSACTIONS (continued)

The following table summarizes information about options outstanding and exercisable at July 31, 2008:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.30	4,000,000	1.35	$0.30	-

Warrants

Warrants have been issued for equity raises only for the last years are fully vested.

A summary of the warrant activity of for the nine months ended July 31, 2008 is as follows:

	Warrants		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2007	2,750,000	2,750,000	$0.80	$0.80
Granted Nine Months Ended July 31, 2008	-	-	-	-
Exercised Nine Months Ended July 31, 2008	-	-	-	-
Expired Nine Months Ended July 31, 2008	-	-	-	-
Balance - July 31, 2008	2,750,000	2,750,000	$0.80	$0.80

There were no warrants issued for the nine months ended July 31, 2008.

The following table summarizes information about warrants outstanding and exercisable at July 31, 2008:

Range of exercise prices:	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
$0.80	2,750,000	0.88	$0.80	2,750,000

NOTE 5 - RELATED PARTY TRANSACTIONS

As of July 31, 2008, the Company is obligated to repay a $19,500 advance made by a shareholder in April 2007.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended July 31, 2008 and 2007
(Unaudited)

 NOTE 6 - COMMITMENTS & CONTINGENCIES

Payroll Taxes

At July 31, 2008, the Company is delinquent with remitting payroll taxes of approximately $57,202, including estimated penalties and interest. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further.

Employment agreements

The Company has employment agreements with the Company’s President and Chief Financial Officer. Each agreement is for an initial term of three years and provides for annual base salary during the term of the agreement of $75,000 and $54,000, respectively, provided, however, that base salary shall be increased to $150,000 and $100,000 per annum, respectively, upon closing of a private placement of the Company’s debt or equity securities resulting in gross proceeds of at least $4 million. Each officer will receive performance based bonuses upon attainment of certain gross revenue targets specified in each employment agreement. Each officer will also receive stock grants of 200,000 250,000, 300,000, and 350,000 shares of the Company’s common stock in each of fiscal 2007, 2008, 2009 and 2010. The Company has agreed to grant each officer options to purchase 4,000,000 shares of our common stock with exercise prices ranging from $0.17 to $2.00, which options would vest upon the attainment of certain gross revenue targets, as more specifically set forth in the employment agreements. The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose. Each officer also received a one-time bonus of $75,000 and $54,000, respectively, which bonuses are currently accrued but have not been paid. In addition, officer salaries for the nine months ended July 31, 2008 are accrued but have not been paid, except for issuances of 450,000 shares of Company common stock to each officer.

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

The Company has an employment agreement dated December 8, 2005 with the President of its Bio Extractions Services, Inc. subsidiary. The agreement is for an initial term of three years and provides for annual base salary during the term of the agreement of $90,000, except for the first five months of the agreement during which annual base pay was $36,000. The President will receive performance based cash and stock bonuses upon attainment of certain net after tax profit targets for the subsidiary as specified in the agreement. The agreement also contains the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with employment and (ii) 12 month non-compete terms. The President terminated his employment with the Company on April 18, 2008.

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

NOTE 7 - SUBSEQUENT EVENTS

On July 25, 2008, the Company created a series of preferred stock of the Company known as Series A Preferred Stock, par value $0.001 per share. The Series A Preferred Stock is not convertible. Holders of the Series A Preferred Stock do not have any preferential dividend or liquidation rights. The shares of Series A Preferred Stock are not redeemable.

Pursuant to the certificate of amendment to the Company’s certificate of incorporation establishing the Series A Preferred Stock, on all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A Preferred Stock shall be entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series A Preferred Stock held by such holder, (b) the number of issued and outstanding shares of our common stock on a fully diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002 thereby giving the holder of the series A preferred votes equal to two times the amount of stock outstanding on a fully diluted basis.

On August 1, 2008, the Company issued 10,000 shares of its Series A Preferred Stock to Patricia M. Spreitzer, Secretary, and director in consideration of $10,000 accrued and unpaid salary due her. The issuance of the Series A Preferred Stock to Ms. Spreitzer effectively transferred control of the Company to Ms. Spreitzer.

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

General

We are a provider of biodiesel fuel and waste bioremediation services. We have historically focused on waste bioremediation solutions to municipal collection systems and food service facilities through a distributor with a network of franchisees, (the “Cleaning Division”). In the second quarter of our 2007 fiscal year, we ceased production of products in our Cleaning Division. Until such time, products in our Cleaning Division were sold through a sales and marketing company for environmental application products, which company was a former affiliate and significant shareholder of ours.

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

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the three and nine months ended July 31, 2008 and 2007 are those of the continuing operations of Bio Solutions Manufacturing, which include BSP and BESI on a consolidated basis

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Net sales	$--	$--	$21,991	$21,991
Cost of sales	--	--	21,543	21,543

Gross income (loss)	--	--	448	448

Selling, general and administrative	23,104	530,145	484,085	2,000,132

Operating income (loss)	$(23,104)	$(530,145)	(484,085)	(1,999,684)

Comparison of the Three Months Ended July 31, 2008 and 2007

Net sales.  Net sales for operations were $0, for the three months ended July 31, 2008 and 2007. This decrease results primarily from the closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products from our Cleaning Division.

Cost of Sales. Cost of sales for continued operations were $0 for the three months ended July 31, 2008 and 2007.

Selling, general, and administrative. Selling, general, and administrative expenses decreased to $23,104, or adecrease of approximately 95.6%, for the three months ended July 31, 2008, from $530,145 for the three months ended July 31, 2007. This decrease results primarily from the closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products from our Cleaning Division.

Operating loss. We incurred an operating loss of $23,104, for the three months ended July 31, 2008, from $530,145 for the three months ended July 31, 2007. We had lower operating losses in the three months ended July 31, 2008 as compared to 2007 primarily because we experienced a decrease in revenue due to our closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products in our Cleaning Division in the second quarter of our fiscal 2007.

Gain on beneficial conversion feature. In the three months ended July 31, 2008, we incurred a gain of $431 on beneficial conversion feature associated with a decline in the market price of our common stock and the conversion of one of our outstanding convertible notes.

Interest expense. Interest expense decreased to $12,269 for the three months ended July 31, 2008, from $38,565 for the three months ended July 31, 2007. Our interest expense decrease resulted primarily from our maintaining a lower balance of interest bearing notes payable during the three months ended July 31 2008.

Provision for income taxes. We have generated net losses in three months ended July 31, 2008 and 2007. Accordingly, we have made no provision for income taxes.

Comparison of the Nine Months Ended July 31, 2008 and 2007

Net sales.  Net sales for operations decreased to $0, for the nine months ended July 31, 2008, from $21,991 for the nine months ended July 31, 2007. This decrease results primarily from the closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products from our Cleaning Division.

Cost of Sales. Cost of sales for continued operations decreased to $0 for the nine months ended July 31, 2008, from $21,543 for the nine months ended July 31, 2007.

Selling, general, and administrative. Selling, general, and administrative expenses decreased to $484,045, or a decrease of approximately 75.8%, for the nine months ended July 31, 2008, from $2,000,132 for the nine months ended July 31, 2007. This decrease results primarily from the closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products from our Cleaning Division.

Operating loss. We incurred an operating loss of $484,045, for the nine months ended July 31, 2008, from $1,999,684 for the nine months ended July 31, 2007. We had lower operating losses in the nine months ended July 31, 2008 as compared to 2007 primarily because we experienced a decrease in revenue due to our closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products in our Cleaning Division in the second quarter of our fiscal 2007.

Gain on beneficial conversion feature. In the nine months ended July 31, 2008, we incurred a gain of $55,990 on beneficial conversion feature associated with a decline in the market price of our common stock and the conversion of one of our outstanding convertible notes.

Interest expense. Interest expense decreased to $42,140 for the nine months ended July 31, 2008, from $206,075 for the nine months ended July 31, 2007. Our interest expense decrease resulted primarily from decreased borrowings during the nine months ended July 31 2008.

Provision for income taxes. We have generated net losses in nine months ended July 31, 2008 and 2007. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at July 31, 2008 was $1,792,905 and at October 31, 2007 it was $1,650,341. We had cash of $191 as of July 31, 2008 while we had cash of $5,036 as of October 31, 2007.

We used $77,565 of net cash from operating activities for the nine months ended July 31, 2008 as compared to using $305,494 for the nine months ended July 31, 2007. Our net loss of $470,234 was offset by the noncash cost $265,470 in services incurred in the nine months ended July 31, 2008 that the Company paid by issuance of 22,280,000 shares of Company common stock and the $173,560 increase in account payable and accrued expenses during the nine months then ended.

Net cash flows provided by investing activities was $2,000 for the nine months ended July 31, 2008, compared to $11,250 of net cash used in investing activities in the nine months ended July 31, 2007. The cash provided by investing activities for the nine months ended July 31, 2008 was related to the liquidation of a rental deposit.

Net cash flows provided by financing activities were $70,720 for the nine months ended July 31, 2008, compared to net cash provided by financing activities of $360,307 in the nine months ended July 31, 2007. The decrease in net cash provided by financing activities is primarily due to our having reduced the amount of borrowings under our loan agreement.

Loan Agreement

Since 2003, we have borrowed money from a group of third-party lenders in order to fund our operations. As of April 30, 2008, the outstanding principal balance on these loans was approximately $800,000. On November 29, 2006, we entered into a loan agreement with certain these lenders and a new lender, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note is also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion; provided, however, that the conversion price may not be less that $0.001 per share under any circumstances. In May 2008, the conversion price under the notes was amended to provide a fixed conversion price of $0.001 per share, which conversion price is not subject to adjustment. The notes are secured by a first priority security interest in all of our assets. At the request of the lenders and pursuant to a previous agreement, we filed a registration statement in September 2007 register the resale of the shares of common stock underlying the convertible notes with the Securities and Exchange Commission under the Securities Act of 1933. This registration statement has not yet been declared effective. In light of the Securities and Exchange Commission’s recent changes to Rule 144 under the Securities Act of 1933, as amended, we have concluded it is no longer necessary to register the securities subject to the registration statement.. Accordingly, we are no longer pursuing effectiveness thereof and we intend to withdraw the registration statement.

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

As of July 31, 2008, we had a working capital deficit of $1,792,905. Currently, we do not generate any revenues. In the Biodiesel Division, we need to construct or lease biodiesel plants and we will not generate any revenues in this division until we have established plants which are operational. The expected cost to build each biodiesel plant is $2.5 million and we do not have the capital to build such plants. In addition, we closed the manufacturing facility for our Cleaning Division products in the second fiscal quarter of 2007 and also ceased marketing and selling such products at that time. We need capital to relocate and open a new facility for the manufacture and subsequent sale of products in our Cleaning Division. If we cannot raise additional debt and/or equity capital, we will be unable to generate any revenues in either our Biodiesel or Cleaning Divisions.

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

Evaluation of Disclosure Controls and Procedures

As of July 31, 2008, our President and Chief Financial Officer carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our President and Chief Financial Officer concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the course of the preparation of our July 31, 2008 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions, document control, account analysis and reconciliation. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

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

In addition, our President and Chief Financial Officer has determined that no change in our internal control over financial reporting occurred during the three months ended July 31, 2008 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Among the changes needed to be implemented are the following:

s	Document control system established and monitored for compliance;
s	Timely analysis of accounting treatment and disclosure requirements for contractual agreements;
s	Centralized control of cash disbursements;
s	Procedures established and personnel assigned to reconcile key accounts on a timely basis; and
s	Control function added to review reconciliations.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended July 31, 2008, we issued an aggregate of 9,500,000 shares of common stock upon conversions of amended and restated 8% convertible promissory notes. The aggregate principal and interest amount of these notes that were converted was $9,500. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
31.1	Certification of David Bennett pursuant to Rule 13a-14(a)	Filed herewith.
31.2	Certification of Patricia Spreitzer pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO SOLUTIONS MANUFACTURING, INC.

September 15, 2008	/s/ David Bennett
David Bennett
President, Chief Executive Officer and Director
(Principal Executive Officer)

September 15, 2008	/s/ Patricia M. Spreitzer
Patricia M. Spreitzer Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)