Form 10KSB
period 2008-10-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2009-02-12
CIK 1128581

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 001-32044

BIO SOLUTIONS MANUFACTURING, INC.
(Name of small business issuer as specified in its charter)

Nevada	16-576984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4440 Arville Street, Suite 6 Las Vegas, NV 89103

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(702) 222-9532
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	$.00001 par value common stock
___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
The issuer's  revenues  for  its  most  recent  fiscal  year were $0.

The aggregate market value of the voting and non-voting common equity held by  non-affiliates  computed by reference to the price at which the common equity  was last sold, or the average bid and asked price of such common equity as of February 5, 2009 was $26,793.

As of February 3, 2009, 91,097 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:      None.

PART I

ITEM 1.   BUSINESS

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

Company History

Bio Solutions Manufacturing, Inc. (the “Company”) is a Nevada corporation that was originally formed on September 19, 1994 as a New York corporation.  Prior to the fourth quarter of 2000, we operated under the name “Ream Printing Paper Corp.” and had not engaged in any business for a number of years.  From the fourth quarter of 2000 until March, 2004, we operated under the name Single Source Financial Services Corporation (“SSFS”) and engaged in the electronic transaction processing business.

In March, 2004, we acquired all of the issued and outstanding stock of Bio Solutions Manufacturing, Inc., a Nevada corporation, in exchange for approximately 92% of its issued and outstanding common stock.  We changed our name to Bio Solutions Manufacturing, Inc. (“BSM”) and the name of its wholly owned subsidiary was changed to Bio Solutions Production, Inc. (“BSP”).  Through BSP, (prior the October 2008 reincorporation merger (see below)), we engaged in the business of manufacturing environmentally safe bio-remediation products for the treatment of various forms of waste by the food service industry and municipal waste treatment plants and other customers throughout the United States.

In June 2006, we acquired all of the outstanding equity of BESI, a company focused on the production of bio-fuel technology.  In connection with this acquisition, we acquired BESI’s patent pending technology, which is used to extract grease from waste products, which is then converted into B100 biodiesel fuel.

On October 31, 2008, we changed our domicile from New York to Nevada by means of a merger of Bio Solutions Manufacturing, Inc., a New York corporation with and into its wholly owned subsidiary Bio Solutions Manufacturing, Inc., a Nevada corporation (formerly BSP).

Our executive offices are located at 4440 Arville Street, Suite 6, Las Vegas, NV 89103.  Our telephone number is (702) 222-9532.

Recent Developments

In July 2008, we entered into a Design and Development Agreement with Hammerhead Engineering.  Pursuant to this agreement, Hammerhead will research the most economical method of producing biodiesel fuel from brown grease and will develop a new technology for this method.  In addition, Hammerhead will design a plant for use in producing B100 biodiesel fuel.

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

The Biodiesel Division

With our acquisition of BESI and its patent pending oil and grease extraction technology, we are entering the biodiesel market.  We plan to produce our biodiesel through the collection of yellow fat and trap grease, as compared to other manufacturers that use agricultural feedstock and other energy sources such as soy oils and animal fats.  We plan to construct or lease up to 12 mid-size biodiesel plants that are capable of producing 1.5 million gallons of biodiesel fuel a year.  We expect to open our first biodiesel plant upon receipt of sufficient capital to do so.  We do not anticipate that we will generate revenues in our biodiesel division until we have established plants which are operational.  In addition, we are also exploring the concept of partnering with municipalities requiring assistance with processing brown grease and may provide the facilities for conversion.  In such a joint venture, we would license our technology to the municipality and share royalties on sales of biodiesel fuel converted.

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

In January 2007, we entered into a letter of intent with Environmental Energy Recycling Corp. (“EERC”).  Subject to further due diligence and the execution of definitive agreements, EERC has committed to deliver at least 525,000 gallons of brown grease feedstock each year for our production of biodiesel fuel.  EERC also intends to provide us with a working site with existing waste water permits.  This will allow us to install production equipment on an expedited basis.  We seek to secure similar relationships going forward upon construction and establishment of biodiesel plants

In July 2008, we entered into a Design and Development Agreement with Hammerhead Engineering.  Pursuant to this agreement, Hammerhead will research the most economical method of producing biodiesel fuel from brown grease and will develop a new technology for this method.  In addition, Hammerhead will design a plant for use in producing B100 biodiesel fuel.  In addition, Hammerhead may be able to facilitate introductions to other companies who can assist in soliciting requests for proposals (RFPs) from municipalities requiring assistance with conversion of brown grease and production of biodiesel fuel.

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

Sources and Availability of Raw Materials Supply - Biodiesel Division

Biodiesel Fuel is made from feed stock which either comes from agricultural crops like soybean or from yellow grease or brown trapped grease.  Approximately 13 pounds of brown trapped grease is produced by each person in the United States each year.  Restaurants and food service preparation facilities are required to trap the brown grease they produce and dispose of it to keep it out of the public’s sewer systems.  It is estimated that restaurants produce 500 million gallons annually.  We are in negotiations with several mid-size haulers of such trapped grease waste to install a production plant near their locations which would give us direct access to brown trapped grease which our patent pending technology can convert into B100 biodiesel.  We intend to construct a program under which haulers will pay reduced tipping fees based upon the amount of brown trapped grease delivered.  In addition, we intend to construct or lease plants in geographically desirable locations, for tipping purposes.  In each case, haulers would recognize cost savings and have incentive to deliver their brown trapped grease to us.  Accordingly, we will seek to secure free inventory of brown trapped grease if our negotiations with hauler prove successful.  This would allow us to offer our biodiesel at competitive prices as we will avoid the high cost and competition for agricultural feedstock.  We intend to prepare formal agreements with haulers upon establishment of biodiesel plants.

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

Employees

We have two employees.  None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union.

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

Risks Related to our Business

There is substantial doubt about our ability to continue as a going concern. As of October 31, 2008 and 2007, our independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern and we expect to receive a going concern opinion upon completion of the audit of our financial statements for the year ended October 31, 2008.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We have incurred losses since inception and have had negative cash flows from operations.  For the years ended October 31, 2008 and 2007, we incurred net losses, and had a stockholders’ deficit.  Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products and services.  Management is pursuing various sources of equity and debt financing. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us.  Failure to secure such financing may result in our inability to continue as a going concern and the impairment of the recorded long lived assets.  Further, we closed our manufacturing facility for the products in our Cleaning Division and we need additional capital to relocate and open a new manufacturing facility.   Once we relocate a new manufacturing facility, we anticipate selling our biological waste remediation products again.  We anticipate future losses from operations as a result of this matter.  These matters raise substantial doubt about our ability to continue as a going concern.

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

As of October 31, 2008, our President and Chief Financial Officer carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our President and Chief Financial Officer concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the course of the preparation of our October 31, 2008 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions, document control, account analysis, and reconciliation.  Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

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

Our President and Chief Financial Officer are in the process of implementing a more effective system of controls, procedures, and other changes in the areas of accounting for equity transactions, document control, account analysis, and reconciliation to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately.  Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.

The Company is required to be in compliance with the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control for the year ending October 31, 2010.  The Company has experienced severe cash flow problems and, as a result, has not had the resources to address fully the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.  Failure to develop adequate internal control and hiring of qualified accounting personnel may result in a “material weakness” in the Company’s internal control relating to the above activities.

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

Risks Associated with Investing in our Common Stock

We have issued a substantial number of securities convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing stockholders.  As of October 31, 2008, approximately 1,041,885,750 shares of our common stock were convertible or exercisable from the following securities: (i) 1,041,883,000 shares representing shares of common stock issuable upon conversion in full of our outstanding convertible promissory notes (without regard to any limitations on conversion); (ii) 2,500 shares of common stock issuable upon exercise of in full of the warrants issued to the investors in our June 2006 Unit offering (without regard to any limitations on exercise) and  (iii) 250 shares of common stock issuable upon exercise of the warrants issued to the finder in connection with our June 2006 Unit offering.   The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.

A substantial number of our convertible securities are convertible into shares of common stock at a current on price of $0.001 per share. Most of these shares are eligible for public resale.  The trading price of our common stock and our ability to raise additional financing may be adversely affected by the influx into the market of such a substantial number of shares.  As of October 31, 2008, our outstanding convertible notes were convertible into 1,041,883,000 shares of common stock at a per share conversion price equal to $0.001 per share, which is less than the current trading price of our shares.  Although many of the shares issuable upon conversion of our convertible warrants are eligible for public resale under Securities and Exchange Commission Rule 144, we have agreed to file a registration statement to cover the public resale of all of these shares.  This significant increase in number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interest of our existing shareholders.  In order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price as applicable, on similar terms.  To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

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

The issuance of shares under awards granted under existing or future employee benefit plans may cause immediate and substantial dilution to our existing stockholders.  In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we have adopted several stock incentive plans including: a 2008 Stock Incentive Plan, a 2008 California Stock Incentive Plan and a 2007 Stock Incentive Plan.  The total number of shares available for the grant of either stock options or stock awards under the each plan is 16,000,000 shares, 16,000,000 shares and 10,000,000 shares, respectively, subject to adjustment, and as of October 31, 2008, we had issued 2,740,000 shares (and 8,000,000 options), 14,535,000 and 9,960,000 shares, respectively, leaving 6,765,000 shares for future issuance.  We may also adopt one or more additional employee benefit plans in the future.  The issuance of shares under an employee benefit plan may result in substantial dilution to the interests of other stockholders.  There only upper limit on the number of shares that may be issued under the number of shares of common stock we may reserve under employee benefit plans is the number of shares of common stock authorized for issuance under our articles of incorporation.  The issuance of shares under current or future employee benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

There is a limited trading market for our common stock.  Our common stock is traded on the OTC Bulletin board under the symbol “BSOM.OB.”  There has been virtually no trading activity in our stock recently, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  A consistently active trading market for our stock may not develop at any time in the future.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock.  It is possible that even a limited public market for our common stock will not be sustained after the date of this annual report or at a time at which you may desire to sell your shares.

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

Issuing preferred stock with rights senior to those of our common stock could adversely affect holders of common stock. Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders.  The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights.  The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock.  For example, a series of preferred stock may be granted the right to receive a liquidation preference – a pre-set distribution in the event of a liquidation – that would reduce the amount available for distribution to holders of common stock.  In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.  As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

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

ITEM 2.  PROPERTIES

We recently moved our executive offices to 4440 Arville Street, Suite 6, Las Vegas, NV 89103.  The space is currently provided rent-free by a creditor of the Company.

Our wholly owned affiliate, BESI, leased a building in Hawley, Pennsylvania.  The building was leased for a term of 1 year, expiring on September 15, 2008 at a rate of $2,210 per month.  The lease was not renewed.

ITEM 3.  LEGAL PROCEEDINGS

Becker Litigation.  On November 27, 2007, Martin Becker (“Becker”) commenced an action against us in the Superior Court of California, County of Los Angeles, for breach of contract, common counts, and indemnity, seeking approximately $92,000 in damages, as well as interest, fees, and costs.  The complaint alleges that the we breached a certain Reorganization and Stock Purchase Agreement dated on or about February 1, 2004 by failing to indemnify Becker as required under said agreement.  On November 14, 2008, the Company reached a settlement in principle with Becker pursuant to which the Company has agreed to issue shares of a to-be-created preferred tock with a stated value of $1.00 and a market based conversion price.  This settlement is subject to the execution of definitive documentation, which documentation would also contain a general release of all claims asserted by the parties in the Becker litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 24, 2008, we held a special meeting of our stockholders to seek approval of the change of our domicile from New York to Nevada by means of a merger of Solutions, Manufacturing, Inc, a New York corporation with and into our wholly owned subsidiary Bio Solutions Manufacturing, Inc., a Nevada corporation, which change shall include, among other things, a change in our authorized capital, a change in our articles of incorporation, and a change in our bylaws.  These actions are hereinafter sometimes referred to as the “Reincorporation.”. The Board of Directors set August 28, 2008 as the date of records for this Stockholder’s meeting.  The total number of votes entitled to vote at the Meeting was 1,901,592,228 shares.  In addition, there were present at the Meeting in person 1,813,014,000 votes, which number constituted a quorum for the Meeting.

The votes cast at the meeting were as follow:

1,813,014,000 votes were cast in favor, 0 votes were cast against, holders of no shares indicated that they abstained from voting on this matter and holders of no shares represented at the meeting for other purposes indicated no response on this item.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the OTC Bulletin Board under the symbol “BSOM.OB.”  The following table shows the high and low bid or close prices for our common stock for each quarter since November 1, 2006 as reported by the OTC Bulletin Board.  All share prices have been adjusted to provide for the 1-1,000 reverse split effectuated on November 20, 2008.  We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

November 1, 2007 to October 31, 2008	High Close	Low Close
First quarter	$120.00	$20.00
Second quarter	21.00	3.00
Third quarter	6.00	2.00
Fourth quarter	5.00	1.00

November 1, 2006 to October 31, 2007	High Close	Low Close
First quarter	$240.00	$155.00
Second quarter	170.00	130.00
Third quarter	260.00	130.00
Fourth quarter	170.00	105.00

As of January 31, 2009, there were approximately 1,789 record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans.  The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of October 31, 2008:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	6,765,000	(1) (2)(3)
Total	—	$—	6,765,000	(1) (2)(3)

(1)           2008 Stock Incentive Plan.  The purpose of our 2008 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 16,000,000 shares, subject to adjustment, and as of October 31, 2008, we had issued 2,740,000 shares (and 8,000,000 options).

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

(2)           2008 California Stock Incentive Plan.  The purpose of our 2008 California Stock Incentive Plan is to advance the best interests of the company by providing those persons who are residents of California and who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 16,000,000 shares, subject to adjustment, and as of October 31, 2008, we had issued 14,535,000 shares.

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

(3)           2007 Stock Incentive Plan.  The purpose of our 2007 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 10,000,000 shares, subject to adjustment, and as of October 31, 2008, we had issued 9,960,000 shares.

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

Recent Sales of Unregistered Securities

On August 1, 2008, we issued 10,000 shares of our Series A Preferred Stock to our treasurer in satisfaction of $10,000 of accrued but unpaid salary.  The issuance was exempt pursuant to Section 4(2) of the Securities Act.

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

Going Concern

The financial statements contained in this report have been prepared assuming that we will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  We have incurred losses since inception and have negative cash flows from operations.  For the years ended October 31, 2008 and 2007, we incurred net losses of $592,439 and $2,535,012, and we have a stockholders’ deficit of $1,897,998 as of October 31, 2008.  Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products and services.  Management is pursuing various sources of equity and debt financing.  Although we plan to pursue additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us.  Failure to secure such financing may result in our inability to continue as a going concern and the impairment of the recorded long lived assets.

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

Long Lived Assets

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued establishing new rules and clarifying implementation issues with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” by allowing a probability weighted cash flow estimation approach to measure the impairment loss of a long-lived asset.  The statement also established new standards for accounting for discontinued operations.  Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity’s operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.  We believe that, at October 31, 2008, the value of our goodwill and provisional patent are impaired, and we recognized a $140,000 charge in the 2007 fiscal year to write-off these intangible assets.

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

Stock-Based Employee Compensation

The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $266,322 in additional compensation expense during the year ended October 31, 2008.  Such amount is included general and administrative expenses on the statement of operations.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the years ended October 31, 2008 and 2007 are those of the continuing operations of Bio Solutions Manufacturing, which includes BESI on a consolidated basis

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Year Ended	Year Ended
	October 31,	October 31,
	2008	2007
Net sales	-	21,738
Cost of sales	-	21,543

Gross income (loss)	-	196

Selling, general and administrative	591,860	2,837,401

Operating income (loss)	(591,860)	(2,837,206)

Comparison of the Years ended October 31, 2008 and 2007

Net sales.  Net sales for operations decreased to $0, for the year ended October 31, 2008, from $21,738 for the year ended October 31, 2007.  This decrease results from the closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products from our Cleaning Division.  We plan to resume production of remediation products in the future.

Cost of Sales.  Cost of sales for continued operations decreased to $0 for the year ended October 31, 2008, from $21,543 for the year ended October 31, 2007.  Our cost of sales decreased because we ceased production of biological waste remediation products until further notice.  We plan to resume production of remediation products in the future.

Selling, general, and administrative.  Selling, general, and administrative expenses decreased to $591,860, or a decrease of approximately 79.1%, for the year ended October 31, 2008, from $2,837,401 for the year ended October 31, 2007.  The decrease in selling, general, and administrative expenses primarily results from our incurring approximately $266,322 in equity based compensation in fiscal 2008 as compared to $1,812,818 in fiscal 2007.

Operating loss.  We incurred an operating loss of $591,860 for the year ended October 31, 2008, compared to an operating loss of $2,837,206 for the year ended October 31, 2007.  We had lower operating losses in fiscal 2008 as compared to 2007 primarily because we incurred approximately $266,322 in equity based compensation in 2008 as compared to $1,812,818 in 2007.  In addition, we experienced a decrease in revenue and gross profit due to our closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products in our Cleaning Division in the second quarter of our fiscal 2007.

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

Gain in Beneficial Conversion Feature.  In the fiscal year 2008, we incurred a gain of $55,990 on beneficial feature associated with one of our convertible notes outstanding.

Interest expense.  Interest expense decreased to $56,569 for the twelve months ended October 31, 2008, from $155,545 for the twelve months ended October 31, 2007.  Our interest expense decrease resulted primarily from recording a gain of $55,990 attributed the beneficial conversion feature with a line of credit loan agreement into which we entered in November 2006.

Provision for income taxes.  We have generated net losses in 2008 and 2007.  Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities.  Our working capital deficit at October 31, 2008 was $1,897,998 and at October 31, 2007 it was $1,650,340.  We had cash of $873 as of October 31, 2008, while we had cash of $5,036 as of October 31, 2007.

We used $130,863 of net cash from operating activities for the year ended October 31, 2008, compared to using $388,891 in the year ended October 31, 2007.  Our net loss of $592,439 was offset by non-cash expenses for depreciation and amortization of $3,570, common stock issued for services of $266,322, and a loss on disposition of assets of $3,320.  The net loss was also offset by a decrease of $11,859 in accounts payable, and an increase of $245,213 in accrued expenses.  We also incurred a non-cash gain of $55,990 as a result of a beneficial conversion feature.

Net cash flows used in investing activities was $0 for the years ended October 31, 2008 and $12,159 for the year ended October 31, 2007.  The cash used in investing activities for the year ended October 31, 2008 was used for security deposits and the purchase of fixed assets, and was offset by the forfeiture of a security deposit.

Net cash flows provided by financing activities were $126,700 for the year ended October 31, 2008, compared to net cash provided by financing activities of $393,150 in the year ended October 31, 2007.  The net cash provided by financing activities is from the proceeds from our lines of credit and notes payable, which are net of repayments.

Loan Agreement

Since 2003, we have borrowed money from a group of third-party lenders in order to fund our operations.  As of October 31, 2007, the outstanding principal balance on these loans was approximately $800,000.  On November 29, 2006, we entered into a loan agreement with certain these lenders and a new lender, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated.  Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000.  Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender.  Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand.  Each note was also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion; provided, however, that the conversion price could not be less that $0. 01 per share under any circumstances.  In May 2008, the conversion price was amended to provide for a fixed conversion price of $0.001 per share.  In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require us to issue shares of our common stock in excess of our authorized and unissued shares of common stock.  The notes are secured by a first priority security interest in all of our assets.  By their terms, the holder of the notes may not convert the notes to the extent such conversion would cause the holder, together with its affiliates, to have acquired a number of shares of common stock that would exceed 4.99% of our then outstanding common stock.

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

Capital Requirements

The report of our independent accountants for the fiscal year ended October 31, 2008 states that we have incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.

As of October 31, 2008, we had a working capital deficit of $1,897,998.  Currently, we do not generate any revenues.  In the Biodiesel Division, we need to construct or lease biodiesel plants and we will not generate any revenues in this division until we have established plants which are operational.  The expected cost to build each biodiesel plant is $2.5 million and we do not have the capital to build such plants.  In addition, we closed the manufacturing facility for our Cleaning Division products in the second fiscal quarter of 2007 and also ceased marketing and selling such products at that time.  We need capital to relocate and open a new facility for the manufacture and subsequent sale of products in our Cleaning Division.  If we cannot raise additional debt and/or equity capital, we will be unable to generate any revenues in either our Biodiesel or Cleaning Divisions.

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

Bio-Solutions Manufacturing, Inc.

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet	F -3

Consolidated Statement of Operations	F - 4

Consolidated Statement of Statements of Stockholders’ (Deficit)	F - 5

Consolidated Statement of Cash Flows	F - 6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F -7 to F-17

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bio-Solutions Manufacturing, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Bio-Solutions Manufacturing, Inc. as of October 31, 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended October 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2008, and the results of its operations, stockholders’ deficit and cash flows for each of the years ended October 31, 2008 and 2007, in conformity with generally accepted accounting principles in the United States.

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

/s/ Sherb & Co., LLP
SHERB & CO, LLP Certified Public Accountants

New York, New York
February 10, 2009

Bio Solutions Manufacturing Inc.
Consolidated Balance Sheet

October 31,
2008
Assets

Current assets:
Cash	$873
Total current assets	873

Total assets	$873

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,045,793
Note payable	19,500
Convertible note payable	833,578
Total current liabilities	1,898,871

Stockholders' (deficit):
Preferred stock, $0.00001 par value 10,000,000 authorized, 10,000 shares of Series A issued and outstanding	0
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 89,078,228 shares issued and outstanding	891
Additional paid-in capital	6,201,871
Accumulated deficit	(8,100,760)
Total stockholders' (deficit)	(1,897,998)

Total liabilities and stockholders' (deficit)	$873

The accompanying notes are an integral part of these consolidated financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Operations

	Years Ended October 31,
	2008	2007

Revenues - related party	$-	$21,738

Cost of goods sold	-	21,543

Gross profit	-	196

Expenses:
General and administrative expenses	591,860	2,837,401
Total expenses	591,860	2,837,401

Net loss from operations before other expenses and provision for income taxes	(591,860)	(2,837,206)

Other income (expenses):
Gain on legal settlement	-	457,739
Gain on beneficial conversion feature	55,990	-
Interest expense	(56,569)	(155,545)
	(579)	302,194

Net loss before provision for income taxes	(592,439)	(2,535,012)

Provision for income taxes	-	-
Net loss	$(592,439)	$(2,535,012)

Net loss per weighted average share
- basic and diluted	$(0.01)	$(0.056)
Weighted average number of shares
- basic and diluted	66,648,926	44,954,786

The accompanying notes are an integral part of these consolidated financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Stockholders' (Deficit)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, October 31, 2006	-	-	36,970,037	36,970	4,353,894	(4,973,309)	(582,445)

Debt converted for shares			7,250,000	7,250	355,250		362,500

Shares returned and retired			(8,826,809)	(8,827)	(962,122)		(970,949)

Shares issued for services			9,960,000	9,960	1,291,634		1,301,594

Shares issued for equipment			1,000,000	1,000	199,000		200,000

Amortization of equity based compensation					511,224		511,224

Beneficial conversion feature					71,637		71,637

Net loss						(2,535,012)	(2,535,012)

Balance, October 31, 2007	-	-	46,353,228	$46,353	$5,820,517	$(7,508,321)	$(1,641,451)

Debt converted for shares			16,000,000	16,000	90,560		106,560

Shares issued for services	10,000	10	26,725,000	26,725	258,587		285,322

Beneficial conversion feature					(55,990)		(55,990)

Reclassification as a result of reincorporation		(10)		(88,187)	88,197		-

Net loss						(592,439)	(592,439)

Balance, October 31, 2008	10,000	$-	89,078,228	$891	$6,201,871	$(8,100,760)	$(1,897,998)

The accompanying notes are an integral part of these consolidated financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Cash Flows

	Year Ended
	October 31,
	2008	2007
Cash flows from operating activities
Net loss	$(592,439)	$(2,535,012)
Depreciation and amortization	3,570	118,399
Loss on disposition of fixed assets	3,320	-
Equity based compensation	266,322	1,812,818
Beneficial conversion feature	(55,990)	71,637
Reserve for allowance for doubtful accounts	-	(154,000)
Gain on legal settlement	-	(457,739)
Impairment of intangibles	-	140,000
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Changes in assets and liabilities:
Accounts receivable - related party	-	(19,306)
Inventory	-	21,051
Prepaid expenses	-	3,000
Other receivable - related parties	-	(21,500)
Accounts payable	(11,859)	39,995
Accrued expenses	254,213	590,766
Security deposits	2,000	1,000
Net cash (used) by operating activities	(130,863)	(388,891)

Cash flows from investing activities:
Purchase of fixed assets	—	(12,159)
Net cash (used) by investing activities	—	(12,159)

Cash flows from financing activities:
Proceeds from notes payable	143,649	432,450
Payments on notes payable	(16,949)	(39,300)
Net cash provided by financing activities	126,700	393,150

Net (decrease) in cash	(4,163)	(7,900)
Cash and cash equivalents – beginning	5,036	12,936
Cash and cash equivalents- ending	$873	$5,036

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services provided	$285,322	$1,301,594
Debt converted for equity	106,560	362,500
Gain on legal settlement ( Note 2 )	-	(457,739)
Equipment acquired for stock	-	200,000

The accompanying notes are an integral part of these consolidated financial statements.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2008 and 2007

NOTE 1 - DESCRIPTION OF BUSINESS

Nature of Business and History of Company

Bio Solutions Manufacturing, Inc. (the “Company”) is a provider of waste bioremediation services. The Company has two divisions: (i) the manufacture and sale of biological waste remediation products and (ii) the production and sale of biodiesel fuel, which division is conducted through our Bio Extraction Services, Inc. (“BESI”) subsidiary. The Company’s biological waste remediation products are not currently being sold. The Company anticipates resuming is sales and marketing activities related to its biological waste remediation products again once it has obtained additional working capital.

Corporate Changes

On October 31, 2008, the Company changed its domicile from New York to Nevada by means of a merger of Bio Solutions, Manufacturing Inc, a New York corporation with and into its wholly owned subsidiary Bio Solutions Manufacturing, Inc., a Nevada corporation (f/k/a Bio Solutions Production, Inc.), which change included, among other things, a change in the Company’s authorized capital, a change in its articles of incorporation, and a change in its bylaws.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended October 31, 2008 and 2007, the Company has incurred net losses of $592,439 and $2,535,012, respectively, and has a stockholders’ deficit of $1,897,998 as of October 31, 2008. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BESI.  Significant inter-company accounts and transactions have been eliminated.

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

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Doubtful Accounts

The Company records a bad debt expense/allowance based on management’s estimate of uncollectible accounts. All outstanding accounts receivable accounts and other receivables are reviewed for collectibility on an individual basis and will be fully written off once management has exhausted all available collection efforts. The bad debt expense recorded for the years ended October 31, 2008 and October 31, 2007 was $0 and $0, respectively.

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

Depreciation expense charged to operations was $3,570 and $118,399 in fiscal years ended October 31, 2008 and 2007, respectively.

Long Lived Assets

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued establishing new rules and clarifying implementation issues with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” by allowing a probability weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity’s operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.  The Company believes that, at October 31, 2008, the value of the Company’s goodwill and provisional patent are impaired and the Company has recognized a $140,000 charge in the 2007 fiscal year to write-off these intangible assets, which is included in general and administrative expenses.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations. Such costs for the years ended October 31, 2008 and 2007 were $0 and $0, respectively.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Expenses

The Company expenses the cost of advertising in the period in which the advertising takes place. The Company had no advertising expenses for the year ended October 31, 2008 and $2,270 for the year ended October 31, 2007.

Stock-Based Employee Compensation

The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $266,322 in additional compensation expense during the year ended October 31, 2008.  Such amount is included general and administrative expenses on the statement of operations.

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

Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. Common stock equivalents attributed to the 2,750,000 warrants outstanding and the shares issuable upon conversion of the convertible debt (approximately 1,041,883,000 shares as of October 31, 2008) have not been included in the EPS calculation as their inclusion would be anti-dilutive.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of October 31, 2008 and 2007. The Company considers the carrying value of accounts receivable, net of reserves, accounts payable, and accrued expenses in the financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded related party assets and liabilities.

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

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

FASB 141 (revised 2007) - Business Combinations (continued)

by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

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

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

FASB 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (continued)

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

NOTE 3 - SETTLEMENT

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

In November 2007, the President of BESI paid approximately $16,000 of the $25,000 due under the limited recourse promissory note, and in December 2007, the Company paid approximately $8,000 under the full recourse guarantee. The Company currently owes approximately $1,000 under the full recourse guarantee.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2008 and 2007

NOTE 3 – SETTLEMENT (continued)

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

The Company recognized a $457,739 gain in fiscal year ended October 31, 2007 for the Settlement Agreement that is comprised of the following costs and (income) items:

Assignment of property and equipment	$545,861
Forgiveness of amounts receivable	329,197
Company common stock received to treasury	(970,949)
Forgiveness of amounts payable	(361,848)
Gain on legal settlement	$(457,739)

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses are comprised of the following as of October 31, 2008:

Accounts payable	$372,348
Salaries	298,298
Interest	208,305
Legal costs	100,000
Payroll taxes	59,669
Other	7,173
Total accrued expenses	$1,045,793

NOTE 5 – NOTES PAYABLE

On November 29, 2006, the Company entered into a loan agreement with certain existing related party lenders and a new lender, pursuant to which the Company borrowed approximately $164,000 and certain outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to the Company, up to an aggregate total of $1,000,000 per lender, which bear interest at 8% per annum. Each note was convertible into shares of the Company’s common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of the Company’s common stock immediately prior to conversion, although such conversions could not be less than $0.01 per share, in any circumstances. In May 2008, the conversion price was amended to provide a fixed conversion price of $0.001 per share.  In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require the Company to issue shares of its common stock in excess of its authorized and unissued shares of common stock.  The notes have since been transferred to a single entity

During the fiscal year ended October 31, 2008, one lender converted $106,560 in principal into 16,000,000 shares of Company common stock. Income of $55,990 was recorded in fiscal 2008, attributed the beneficial conversion feature with this loan agreement. The notes are secured by a first priority security interest in all of the assets of the Company.  As of October 31, 2008, the aggregate principal outstanding was $833,578.

As of October 31, 2008, the Company is obligated to repay a $19,500 advance made by a shareholder in April 2007.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2008 and 2007

NOTE 6 - EQUITY TRANSACTIONS

In connection with the October 31, 2008 change in domicile from New York to Nevada, the articles of incorporation and bylaws of the surviving Nevada corporation are now the articles and bylaws of the Company. The new articles of incorporation have increased the Company’s authorized capitalization to 1,010,000,000 shares of which 1,000,000,000 shares are authorized as common stock, par value $0.00001 per share and 10,000,000 shares of preferred stock, par value $0.00001 per share.

Preferred Stock

As of October 31, 2008, the Company had authorized 10,000,000 shares of preferred stock.  The Company’s board of directors is expressly authorized to provide for the issue of all or any of the shares of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designations, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be adopted by the board of directors and as may be permitted by law.

On July 25, 2008, the Company created a series of preferred stock of the company known as Series A Preferred Stock, par value $0.001 per share. In connection with the change in domicile, the part value was reduced to $0.00001 per share on October 31, 2008, the Series A preferred stock is not convertible. Holders of the Series A preferred stock do not have any preferential dividend or liquidation rights. The shares of Series A preferred stock are not redeemable.  All matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A preferred stock shall be entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series A Preferred Stock held by such holder, (b) the number of issued and outstanding shares of our common stock, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002.

On August 1, 2008, the Company issued 10,000 shares of Series A preferred stock to the Company’s chief financial officer in consideration of accrued and unpaid salary.  The Company deemed the stated value of the Series A preferred stock to be $1.00 per share.

Common Stock

Effective with the October 31, 2008 change in the Company’s articles of incorporation, the Company has 1,000,000,000 shares of authorized common stock, of which 89,078,228 were issued and outstanding.  Par value was changed to $0.00001 per share from $0.001 per share.  The holders of the Company’s common stock are entitled to one vote per share of common stock held.

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

During fiscal 2008, the following equity transactions occurred:

The Company issued 26,725,000 shares of common stock for services valued at $266,322, at share prices ranging from $0.0014 to $0.09 per share, which was at the then market price of the trading stock of the Company.

The Company issued 10,000 shares of Series A preferred stock for services valued at $10,000, at a share price of $1.00, which was deemed to be the then market price of the stock.

The Company issued 16,000,000 shares of common stock for conversion of indebtedness recorded at $106,560, at conversion prices ranging from $0.0245 to $0.001 per share, pursuant to the terms of such debt agreement.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2008 and 2007

NOTE 6 - EQUITY TRANSACTIONS (continued)

Stock incentive plans

On October 15, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 10,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2008, 9,960,000 shares have been issued under the 2007 Plan and no options have been granted.

On April 22, 2008, the Company adopted its 2008 Stock Incentive Plan (the “2008 Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the 2008 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2008, 2,740,000shares have been issued under the 2008 Plan and 8,000,000 options have been granted.

On April 22, 2008, the Company adopted its 2008 California Stock Incentive Plan (the “California Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the California Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2008, 14,535,000 shares have been issued under the California Plan and no options have been granted.

In December 2006, options to purchase an aggregate of 4,000,000 shares of common stock at an exercise price of $0.30 per share were issued to consultants. The options will vest based on the number of gallons of bio-diesel alternative fuel that is converted by the Company’s bio-converter from sites introduced directly or indirectly by the consultant. As the vesting of these options are uncertain, the Company cannot value such options until a portion or all of such options have vested based on the achievement of the milestones. A summary of the non-plan option activity of for the year ended October 31, 2008 is as follows:

	Stock Options		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2007	4,000,000	-	$0.30	-
Granted Fiscal Year 2008	-	-	-	-
Exercised Fiscal Year 2008	-	-	-	-
Expired Fiscal Year 2008	-	-	-	-
Balance - October 31, 2008	4,000,000	0	$0.30	$0

The following table summarizes information about options outstanding and exercisable at October 31, 2008:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.30	4,000,000	1.10	$0.30	-

Warrants

Warrants have been issued for equity raises only for the last years. Warrants issued before October 31, 2006 were issued for services and are fully vested.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2008 and 2007

NOTE 6 - EQUITY TRANSACTIONS (continued)

Warrants (continued)

A summary of the warrant activity of for the years ended October 31, 2008 and 2007 is as follows:

	Warrants		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2006	3,225,000	3,225,000	$0.86	$0.86
Granted Fiscal Year 2007	-	-	-	-
Exercised Fiscal Year 2007	-		-
Expired Fiscal Year 2007	(475,000)	(475,000)	(1.50)	(1.50)
Balance - October 31, 2007	2,750,000	2,750,000	0.80	0.80
Granted Fiscal Year 2008	-	-	-	-
Exercised Fiscal Year 2008	-	-	-	-
Expired Fiscal Year 2008	-	-	-	-

Balance - October 31, 2008	2,750,000	2,750,000	$0.80	$0.80

NOTE 7 - INCOME TAXES

The provisions for income taxes for the year ended October 31, 2008 consisted of the following:

Provision benefit for income taxes at statutory federal rate	$(220,000)
Permanent differences	82,000
Valuation Allowance, net operating loss	138,000
Net Income Tax Provision	$-

The reported provision for income taxes for the year ended October 31, 2008 differs from the amount computed by applying the statutory effective income tax rate of 37% to the loss before income taxes as follows:

Federal income taxes at statutory rate	(34)%
State tax rate, net of federal income tax	(3)
Permanent Difference	14
Valuation Allowance	23
Effective income tax rate	0%

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company’s ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve in the amount of $1,1480,000 has been provided against the Company’s net deferred tax assets.

The Company has not filed their federal or state income tax returns for several years.

At October 31, 2008, the Company has unused net operating losses of approximately $4,000,000 (which will begin expiring in 2019 through 2028) that may be applied, against future taxable income.

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

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2008 and 2007

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has had extensive amounts of related party transactions, including the October 22, 2007 settlement of Litigation (see Note 2) by the Company and the related parties that were party to the agreements.

On June 30, 2006, the Company acquired 100% of the outstanding shares of Bio Extraction Services, Inc., a company engaged in bio-fuel technology, from Bio Solutions Franchise Corp. (formerly an affiliated entity and the Company’s former sole customer) for 10,000,000 shares of the Company’s common stock. The Company acquired certain intangibles amounting to $140,000, and a nominal amount of other assets and assumed certain payables amounting to $66,000. The transaction has been accounted for as a purchase acquisition under common control. The issuance of the 10,000,000 shares of common stock was recorded based on the net acquired net assets at the historical cost basis. The transaction was considered to be common control as Bio Solutions Franchise Corp. and its majority stockholders also collectively were the largest stockholders of the Company. In addition, Bio Solutions Franchise Corp. was the sole customer of the Company’s bioremediation waste products at that time. In October 2007, Bio Solutions Franchise Corp. and certain parties related thereto returned 8,826,809 of the 10,000,000 shares issued in connection with this acquisition as part of the settlement of the Litigation described in Note 2 above.

During 2008 and 2007, there were 5,950,000 and 1,530,000 shares of common stock issued, respectively, to related parties, management and employees of the Company for services rendered. The expense for such shares issued was recorded using the then fair market value of the shares at the date of grant.

During 2008, the Company issued 10,000 shares of Series A preferred stock to its chief financial officer in satisfaction of $10,000 in salary owed.

During 2007, the Company issued 1,000,000 shares of common stock to an employee of its BESI subsidiary for used equipment purchased from employee for use in operations. The cost of the equipment acquired was recorded using the then fair market value of the shares issued.

As of October 31, 2008, the Company is obligated to repay a $19,500 advance made by a shareholder in April 2007.

NOTE 9- COMMITMENTS AND CONTINGENCIES

Operating Leases

BESI leased an office facility under a one-year non-cancelable operating lease at a rate of $2,210 per month that expired in September 2008. Net rent expense for the years ended October 31, 2008 and 2007 was $22,634 and $6,630, respectively.

Payroll Taxes

At October 31, 2008, the Company is delinquent with remitting payroll taxes of approximately $59,669, including estimated penalties and interest. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further.

Legal matters

On November 27, 2007, Martin Becker (“Becker”) commenced an action against the Company in the Superior Court of California, County of Los Angeles, for breach of contract, common counts, and indemnity, seeking approximately $92,000 in damages, as well as interest, fees, and costs. The complaint alleges that the Company breached a certain Reorganization and Stock Purchase Agreement dated on or about February 1, 2004 by failing to indemnify Becker as required under said agreement.  On November 14, 2008, the Company reached a settlement in principle with Becker pursuant to which the Company has agreed to issue shares of a to-be-created preferred tock with a stated value of $1.00 and a market based conversion price.  This settlement is subject to the execution of definitive documentation, which documentation would also contain a general release of all claims asserted by the parties in the Becker litigation.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2008 and 2007

NOTE 9- COMMITMENTS AND CONTINGENCIES (continued)

Employment agreements

The Company has employment agreements with the Company’s President and Chief Financial Officer. Each agreement is for an initial term of three years and provides for annual base salary during the term of the agreement of $75,000 and $54,000, respectively, provided, however, that base salary shall be increased to $150,000 and $100,000 per annum, respectively, upon closing of a private placement of the Company’s debt or equity securities resulting in gross proceeds of at least $4 million. Each officer will receive performance based bonuses upon attainment of certain gross revenue targets specified in each employment agreement. Each officer will also receive stock grants of 200,000, 250,000, 300,000, and 350,000 shares of the Company’s common stock in each of fiscal 2007, 2008, 2009 and 2010. The Company has agreed to grant each officer options to purchase 4,000,000 shares of our common stock with exercise prices ranging from $0.17 to $2.00, which options would vest upon the attainment of certain gross revenue targets, as more specifically set forth in the employment agreements. The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose. In fiscal 2007, both officers were awarded a one-time bonus of $75,000 and $54,000, respectively, which bonuses are currently accrued but have not been paid.

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

NOTE 10 - SUBSEQUENT EVENTS

The Company effectuated a 1-for-1,000 reverse stock split of its outstanding shares of common stock on November 20, 2008.

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

Evaluation of Disclosure Controls and Procedures

As of October 31, 2008, our President and Chief Financial Officer carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our President and Chief Financial Officer concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the course of the preparation of our October 31, 2008 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions, document control, account analysis, and reconciliation.  Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

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

In addition, our President and Chief Financial Officer have determined that no change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended October 31, 2008 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

Our President and Chief Financial Officer are in the process of implementing a more effective system of controls, procedures, and other changes in the areas of accounting for equity transactions, document control, account analysis, and reconciliation to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately.  Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.

The Company is required to be in compliance with the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control for the year ending October 31, 2010.  The Company has experienced severe cash flow problems and, as a result, has not had the resources to address fully the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.  Failure to develop adequate internal control and hiring of qualified accounting personnel may result in a “material weakness” in the Company’s internal control relating to the above activities.

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

ITEM 8B.  OTHER INFORMATION.

Loan Agreement

Since 2003, we have borrowed money from a group of third-party lenders in order to fund our operations.  As of February 5, 2008, the outstanding principal balance on these loans was approximately $746,689.  On November 29, 2006, we entered into a loan agreement with certain these lenders and a new lender, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated.  Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000.  Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender.  Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand.  Each note was also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion; provided, however, that the conversion price could not be less that $0.01 per share under any circumstances.  In May 2008, the conversion price was amended to provide for a fixed conversion price of $0.001 per share.  In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require us to issue shares of our common stock in excess of our authorized and unissued shares of common stock.  The notes are secured by a first priority security interest in all of our assets.  By their terms, the holder of the notes may not convert the notes to the extent such conversion would cause the holder, together with its affiliates, to have acquired a number of shares of common stock that would exceed 4.99% of our then outstanding common stock.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officer and Directors

Our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Position

David S. Bennett	68	Chairman of the Board of Directors, President, and Chief Executive Officer

Patricia M. Spreitzer	53	Vice President, Secretary, Treasurer, and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended October 31, 2008, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer.  We will provide to any person without charge, upon request, a copy of our code of ethics.  Requests may be directed to our principal executive offices at 4440 Arville Street Suite 6, Las Vegas, NV 89103.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table—Fiscal 2008 and 2007

The table below summarizes the total compensation paid or awarded to each of the Named Executive Officers for Fiscal years 2008, 2007 and 2006.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)	Total ($)

David S. Bennett Chairman, President and Chief Executive Officer	2008	$75,000	(1)	-0-		$4,500	(2)	$24,000	(3)	-0-	$103,500
	2007	-0-		$75,000	(4)	$48,750	(5)(6)(7)	-0-	(8)	-0-	$123,750

Patricia M. Spreitzer Vice President, Secretary and Treasurer	2008	$54,000	(9)	-0-		$14,500	(2)(10)	$24,000	(3)		$92,500
	2007	-0-		$54,000	(4)	$48,750	(5)(6)(7)	-0-	(8)	-0-	$102,750

(1)	$70,000 of this amount was accrued as salary but not paid.
(2)
Received 450,000 shares of common stock in lieu of $4,500 in salary.  In addition, each officer’s employment agreement provides for a stock grant of 250,000 shares in Fiscal 2008, but this amount has not been paid.

(3)
On October 30, 2007, the Company agreed to grant each officer an option award of 4,000,000 with exercise prices ranging from $0.17 to $2.00.  The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose, which plan was adopted on April 22, 2008.  Our stock price was $0.006 on April 22, 2008.

(4)	Each officer received a one time bonuses to reflect payment equal to such employee’s annual salary for services rendered in fiscal year 2007. These bonuses have been accrued, but not paid
(5)	In October 2007, each officer received a stock award of 200,000 shares under the terms of its employment agreement. On the date of grant, the market value of our common stock was $0.12.
(6)
In January 2007, each officer received a stock award of 100,000 shares for services rendered as an officer.  On the date of thee grant of the stock award, the market value of our common stock was $0.165.

(7)
In January 2007, each director received a stock award of 50,000 shares for services rendered as a director.  On the date of thee grant of the stock award, the market value of our common stock was $0.165.

(8)
On October 30, 2007, the Company agreed to grant each officer an option award of 4,000,000 with exercise prices ranging from $0.17 to $2.00.  The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose.

(9)	$48,000 of this amount was accrued as salary but not paid.
(10)	Received 10,000 shares of Series A preferred stock in lieu of $10,000 in salary.

Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock awards and stock options granted to the Named Executive Officers in Fiscal 2008.

Name		Approval Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards:		All Other Option Awards:	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards(3)
	Grant Date				Number of Shares of Stock or Units (#)		Number of Securities Underlying Options (#)(1)
David S. Bennett	4/22/2008	10/30/2007	—	—	—		4,000,000	$$0.17-$2.00	$24,000

	3/7/2008	3/7/2008	—	—	450,000				$4,500
Patricia M. Spreitzer	4/22/2008	10/30/2007	—	—	—		4,000,000	$$0.17-$2.00	$24,000
	3/7/2008	3/7/2008	—	—	450,000				$4,500
	8/1/2008	8/1/2008	—	—	10,000	(4)			$10,000

(1)
On October 30, 2007, the Company agreed to grant each officer an option award of 4,000,000 shares.  The granting of the options was subject to the Company’s adoption of a stock option plan for such purpose, which plan was established on April 22, 2008.

(2)	The exercise price for the proposed option awards range from $0.17 to $2.00 per share.
(3)	Represents the grant date fair value of each equity award calculated in accordance with FAS 123R.
(4)	Represents 10,000 shares of series A preferred stock.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at the end of Fiscal 2008.

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
David S. Bennett	0	4,000,000	(1)	October 30, 2012	—	—

Patricia M. Spreitzer	0	4,000,000	(1)	October 30, 2012	—	—

(1)
On October 30, 2007, the Company agreed to grant each officer an option award of 4,000,000 shares of our common stock with exercise prices ranging from $0.17 to $2.00, which options would vest upon the attainment of certain gross revenue targets ranging from $3,000,000 to $60,000,000.  The granting of the options was subject to the Company’s adoption of a stock option plan for such purpose, which plan was established on April 22, 2008.

Option Exercises and Stock Vested

No stock options vested or were exercised by any Named Executive Officers in Fiscal 2008.

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

Compensation of Directors

Our directors did not receive any compensation for their services as a director in 2008. All directors are entitled to reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 3, 2009 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Name And Address (1)	Number Of Common Shares Beneficially Owned		Percentage Owned (2)	Number Of Series A Preferred Shares Beneficially Owned	Percentage Owned (2)	Percentage of Total Voting Power (3)

David S. Bennett	785		*	—	—	*
Patricia M. Spreitzer	1,000		1.09%	10,000	100%	99.9%
Loewen Global Futures Fund, Ltd.(4)	5,000	(5)	5.48%	—	—	*
All directors and officers as a group (2 persons)	1,785		1.96	10,000	100%	99.9%

*Less than 1%
(1)	Unless otherwise noted, the address is c/o Bio Solutions Manufacturing, Inc., 4440 Arville Street, # 6, Las Vegas, NV 89103
(2)	Based on 91,097 common shares and 10,000 series A preferred shares issued and outstanding on February 3, 2009.
(3)
Holders of our common stock are entitled to one vote per share, for a total of 91,097 votes. Holders of our series A preferred stock are entitled to the number of votes on such matters equal to the product of (a) the number of shares of the series A preferred stock held by such holder, (b) the number of issued and outstanding shares of our  common stock, on a fully-diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002.  Our convertible notes currently convert into 1,041,883,000 shares of common stock.  Accordingly the series A preferred are entitled to a total of 2,83,766,000 votes.

(4)	The address is Seefeldstrasse 35, CH-8034, Zurich, Switzerland.
(5)
Includes 2,500 common shares and a warrant t0 purchase 2,500 shares of our common stock at a price of $800 per share.  Thomas Bellwald is the principal of Loewen Global Futures Fund, Ltd. That we believe has voting and investment control over the shares hold by Loewen Global Futures Fund, Ltd.

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

On October 30, 2007, we entered into an agreement with Peter Chapin, the then President of BESI, under which we agreed to issue him 250,000 shares of common stock as additional consideration for his indirect sale of the business of BESI to us and for his assistance in connection with the settlement of the BESI litigation.  In addition, we agreed to issue an additional 500,000 shares in connection therewith upon the earlier of April 30, 2008 or the satisfaction of certain performance criteria.

On November 21, 2007, the then President of BESI paid $16,115.72 to the BSFC Parties, which constituted full and final satisfaction of the $25,000 limited recourse promissory note.  As a result, we became liable on the full recourse guarantee in the amount of $8,884.28.  On December 12, 2007, we paid $7,958.00 of this amount as partial satisfaction of the full recourse guarantee.  We currently owe $926.28 under the full recourse guarantee.

On August 1, 2008, we issued 10,000 shares of Series A Preferred Stock to our treasurer in satisfaction of $10,000 of accrued but unpaid salary.

Director Independence

For our description of director independence, see “Director Independence” under the section entitled “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” above.

ITEM 13.  EXHIBITS

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

2.3
Merger Agreement dated as of September 4, 2008 by and between Bio Solutions Manufacturing, Inc., a New York corporation and Bio Solutions Manufacturing, Inc., a Nevada corporation, incorporated by reference to our Information Statement on Form 14C filed on September 16, 2008 (File No. 001-32044).

3.1	Amended and Restated Articles of Incorporation of Bio Solutions Manufacturing, Inc. incorporated by reference to our Information Statement on Form 14C filed on September 16, 2008 (File No. 001-32044).

3.4	Amended and Restated Bylaws of Bio Solutions Manufacturing, Inc. incorporated by reference to our Information Statement on Form 14C filed on September 16, 2008 (File No. 001-32044).

4.1	Specimen Certificate of Bio Solutions Manufacturing, Inc.’s common stock, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

4.2	Form of Unit Purchase Agreement among Bio Solutions Manufacturing, Inc., and various purchasers, incorporated by reference to our Quarterly Report on Form 10-QSB filed on June 21, 2006.

4.3	Form of convertible secured promissory note, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

4.4
Form of Registration Rights Agreement by and among Bio Solutions Manufacturing, Inc., and various lenders, , incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

4.5	2006 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8, filed on October 31, 2006 (File No. 333-138339).

4.6	2007 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8, filed on October 16, 2007 (File No. 333-146737).

4.7	2008 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8, filed on April 25, 2008 (File No. 333-150451).

4.8	2008 California Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8, filed on April 25, 2008 (File No. 333-150451).

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

10.10
Stock Award Agreement by and between Bio Solutions Manufacturing, Inc. and Patricia M. Spreitzer, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

10.11	Employment Agreement dated October 30, 2007 between Bio Solutions Manufacturing, Inc. and David S. Bennett, incorporated by reference to our Current Report on Form 8-K, filed on November 5, 2007.

10.12	Employment Agreement dated October 30, 2007 between Bio Solutions Manufacturing, Inc. and Patricia M. Spreitzer, incorporated by reference to our Current Report on Form 8-K, filed on November 5, 2007.

10.13	Settlement Agreement dated as of October 22, 2007, incorporated by reference to our Annual Report on From 10-KSB for the year ended October 31, 2007, filed on February 13, 2008.

10.14	Lease Agreement dated as of September 15, 2007, incorporated by reference to our Annual Report on From 10-KSB for the year ended October 31, 2007, filed on February 13, 2008.

10.15
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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Appointment of Auditors

Our Board of Directors has not yet selected independent accountants to audit our financial statements for the year ending October 31, 2009.  Sherb & Co., LLP previously audited our consolidated financial statements for the fiscal years ended October 31, 2008 and 2007.

Audit Fees

Sherb & Co., LLP billed us $27,500 in fees for our 2008 annual audit and for the review of our quarterly financial statements for 2008 and $35,500 in fees for our 2007 annual audit and for the review of our quarterly financial statements for 2007.

Audit-Related Fees

We did not pay any fees to Sherb & Co., LLP for assurance and related services that are not reported under Audit Fees above in 2008 or 2007.

Tax Fees

We did not pay any fees to Sherb & Co., LLP for tax compliance, tax advice or tax planning in 2008 or 2007.

All Other Fees

Sherb & Co., LLP billed us $3,000 for work in connection with our registration statement on Form SB-2 in 2007, $2,000 for work in connection with the amendment to our current report on Form 8-K filed on 2006, and we did not pay any other fees to Sherb & Co., LLP in either 2008 or 2007, except as described above.  Our former independent auditors, Baum and Company, LLC billed us $2,500 for work in connection with our registration statements on Form S-8 in 2007 and $1,525 for work in connection with our registration statement on Form SB-2 in 2007.

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

Signatures	Title	Date

/s/ David S. Bennett	President and Director	February 12, 2009
David S. Bennett

/s/ Patricia M. Spreitzer	Secretary, Treasurer and Director	February 12, 2009
Patricia M. Spreitzer