Form 10-Q
period 2009-01-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2009-03-23
CIK 1128581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-33229

BIO SOLUTIONS MANUFACTURING, INC.
(Exact name of registrant as specified in its charter)

Nevada	16-1576984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4440 Arville Street, Suite 6 Las Vegas, NV 89103 (Address of principal executive offices)

Issuer’s telephone number:  (702) 222-9532

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

As of March 13, 2009, 90,836 shares of our common stock were issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐ No   ☒

PART 1:                      FINANCIAL INFORMATION

PART 1: FINANCIAL INFORMATION

Bio Solutions Manufacturing Inc.
Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2009	2008
	(unaudited)
Assets

Current assets:
Cash	$1,296	$873
Total current assets	1,296	873

Total assets	$1,296	$873

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,148,194	$1,045,793
Note payable	19,500	19,500
Convertible note payable	881,060	833,578
Total current liabilities	2,048,754	1,898,871

Stockholders' (deficit):
Preferred stock, $0.00001 par value, 10,000,000 authorized,
10,000 shares of Series A issued and outstanding as of January 31, 2009
and October 31, 2008	-	-
Common stock, $0.00001 par value, 1,000,000,000 shares
authorized, 90,836 and 89,078 shares issued and outstanding as of
January 31, 2009 and October 31, 2008, respectively	1	1
Additional paid-in capital	6,202,761	6,202,761
Accumulated deficit	(8,250,220)	(8,100,760)
Total stockholders' (deficit)	(2,047,458)	(1,897,998)

Total liabilities and stockholders' (deficit)	$1,296	$873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio Solutions Manufacturing Inc.
Unaudited Condensed Consolidated Statements of Operations

	Quarters Ended January 31,
	2009	2008

Revenues	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Expenses:
General and administrative expenses	133,930	182,235
Total expenses	133,930	182,235

Net loss from operations before other expenses and
provision for income taxes	(133,930)	(182,235)

Other income (expenses):
Gain on beneficial conversion feature	-	48,416
Interest expense	(15,530)	(15,066)
	(15,530)	33,351

Net loss before provision for income taxes	(149,460)	(148,884)

Provision for income taxes	-	-
Net loss	$(149,460)	$(148,884)

Net loss per weighted average share
- basic and diluted	$(1.65)	$(3.13)
Weighted average number of shares
- basic and diluted	90,454	47,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio Solutions Manufacturing Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Quarter Ended
	January 31,
	2009	2008

Net cash (used by) operating activities	$(47,059)	$(20,724)

Net cash (used by) investing activities	-	(2,000)

Cash flows from financing activities:
Proceeds from convertible note payable	49,000	18,232
Repayments of convertible note payable	(1,518)	-
Net cash provided by financing activities	47,482	18,232

Net increase (decrease) in cash	423	(4,492)
Cash and cash equivalents – beginning	873	5,036
Cash and cash equivalents- ending	$1,296	$544

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services provided	$-	$92,750
Debt converted to equity	$-	$61,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended January 31, 2009 and 2008

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bio Solutions Manufacturing, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the fiscal year ended October 31, 2008 as reported in the 10-KSB have been omitted.

The Company has presented this Form 10-Q in condensed manner, hence certain reclassifications have been made to the prior comparable period to conform to this period’s presentation.

NOTE 2 – DESCRIPTION OF BUSINESS

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

All current and prior share data has been changed to reflect the 1-for-1,000 reverse stock split effectuated by the Company on November 20, 2008.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the year ended October 31, 2008, the Company incurred a net loss of $592,439 and has a stockholders’ deficit of $2,047,458 as of January 31, 2009. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

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

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended January 31, 2009 and 2008

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses are comprised of the following as of January 31, 2009 and October 31, 2008:

	January 31, 2009	October 31, 2008
Accounts payable	$433,403	$372,348
Salaries	321,645	298,298
Interest	223,835	208,305
Legal costs	100,000	100,000
Payroll taxes	62,136	59,669
Other	7,175	7,173
Total accounts payable and accrued expenses	$1,148,194	$1,045,793

NOTE 5 – NOTES PAYABLE

On November 29, 2006, the Company entered into a loan agreement with certain existing related party lenders and a new lender, pursuant to which the Company borrowed approximately $164,000 and certain outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to the Company, up to an aggregate total of $1,000,000 per lender. Each note was convertible into shares of the Company’s common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of the Company’s common stock immediately prior to conversion, although such conversions could not be less than $0.01 per share, in any circumstances. In May 2008, the conversion price was amended to provide a fixed conversion price of $0.001 per share.  In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require the Company to issue shares of its common stock in excess of its authorized and unissued shares of common stock.  The notes have since been transferred to a single entity.

Income of $48,416 was recorded in the quarter ended January 31, 2008, attributed the beneficial conversion feature with this loan agreement. The notes are secured by a first priority security interest in all of the assets of the Company.  As of January 31, 2009, the aggregate principal outstanding was $881,060.

As of January 31, 2009, the Company is obligated to repay a $19,500 advance made by a shareholder in April 2007.

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

On July 25, 2008, the Company created a series of preferred stock of the company known as Series A Preferred Stock, par value $0.001 per share. In connection with the change in domicile, the part value was reduced to $0.00001 per share on October 31, 2008.  The Series A preferred stock is not convertible. Holders of the Series A preferred stock do not have any preferential dividend or liquidation rights. The shares of Series A preferred stock are not redeemable.  All matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A preferred stock shall be entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series A Preferred Stock held by such holder, (b) the number of issued and outstanding shares of our common stock, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended January 31, 2009 and 2008

NOTE 6 - EQUITY TRANSACTIONS (continued)

On August 1, 2008, the Company issued 10,000 shares of Series A preferred stock to the Company’s chief financial officer in consideration of accrued and unpaid salary.  The Company deemed the stated value of the Series A preferred stock to be $1.00 per share.

Common Stock

Effective with the October 31, 2008 change in the Company’s articles of incorporation, the Company has 1,000,000,000 shares of authorized common stock.  Par value was changed to $0.00001 per share from $0.001 per share.  The holders of the Company’s common stock are entitled to one vote per share of common stock held.

The Company effectuated a 1-for-1,000 reverse stock split of its outstanding shares of common stock on November 20, 2008 and issued 1,758 shares in settlement of resulting fractional shares.

As of January 31, 2009, 90,836 shares of Company common stock were issued and outstanding.

Stock incentive plans

On October 15, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 10,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of January 31, 2009, 9,960 shares have been issued under the 2007 Plan and no options have been granted.

On April 22, 2008, the Company adopted its 2008 Stock Incentive Plan (the “2008 Plan”). The Company is permitted to issue up to 16,000 shares of common stock under the 2008 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of January 31, 2009, 2,740 shares have been issued under the 2008 Plan.

On April 22, 2008, the Company adopted its 2008 California Stock Incentive Plan (the “California Plan”). The Company is permitted to issue up to 16,000 shares of common stock under the California Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of January 31, 2009, 14,535 shares have been issued under the California Plan and no options have been granted.

In December 2006, options to purchase an aggregate of 4,000 shares of common stock at an exercise price of $300 per share were issued to consultants. The options will vest based on the number of gallons of bio-diesel alternative fuel that is converted by the Company’s bio-converter from sites introduced directly or indirectly by the consultant. As the vesting of these options are uncertain, the Company cannot value such options until a portion or all of such options have vested based on the achievement of the milestones. A summary of the non-plan option activity of for the quarter ended January 31, 2009 is as follows:

	Stock Options		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2008	4,000	-	$300	-
Granted First Quarter Ended January 31, 2009	-	-	-	-
Exercised First Quarter Ended January 31, 2009	-	-	-	-
Expired First Quarter Ended January 31, 2009	-	-	-	-
Balance – January 31, 2009	4,000	0	$300	$0

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended January 31, 2009 and 2008

NOTE 6 - EQUITY TRANSACTIONS (continued)

The following table summarizes information about options outstanding and exercisable at January 31, 2009:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$300	4,000	0.85	$300	-

Warrants

Warrants have been issued for equity raises only for the last years. Warrants issued before October 31, 2006 were issued for services and are fully vested.

A summary of the warrant activity of for the quarter ended January 31, 2009 is as follows:

	Warrants		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2008	2,750	2,750	$800	$800
Granted First Quarter Ended January 31, 2009	-	-	-	-
Exercised First Quarter Ended January 31, 2009	-	-	-
Expired First Quarter Ended January 31, 2009	-	-	-	-

Balance – January 31, 2009	2,750	2,750	$800	$800

NOTE 7 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company’s ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The Company has not filed their federal or state income tax returns for several years.

At January 31, 2009, the Company has unused net operating losses of approximately $4,000,000 (which will begin expiring in 2019 through 2028) that may be applied, against future taxable income.

Due to the changes in ownership over the years for the various acquisitions, debt conversions and equity financings, the Company may have triggered a Section 382 limitation on the utilization of such net operating loss carryforwards. The Company has not performed such an evaluation to determine whether the net operating loss carryforwards have been limited.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of January 31, 2009, the Company’s chief financial officer holds 10,000 shares of the Company’s Series A preferred stock that were issued in August 2008 in satisfaction of $10,000 in salary owed.

As of January 31, 2009, the Company is obligated to repay a $19,500 advance made by a shareholder in April 2007.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended January 31, 2009 and 2008

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Payroll Taxes

At January 31, 2009, the Company is delinquent with remitting payroll taxes of approximately $62,136, including estimated penalties and interest. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further.

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

Employment agreements

The Company has employment agreements with the Company’s President and Chief Financial Officer. Each agreement is for an initial term of three years and provides for annual base salary during the term of the agreement of $75,000 and $54,000, respectively, provided, however, that base salary shall be increased to $150,000 and $100,000 per annum, respectively, upon closing of a private placement of the Company’s debt or equity securities resulting in gross proceeds of at least $4 million. Each officer will receive performance based bonuses upon attainment of certain gross revenue targets specified in each employment agreement. Each officer will also receive stock grants of 200, 250, 300, and 350 shares of the Company’s common stock in each of fiscal 2007, 2008, 2009 and 2010.  The Company has yet not issued the shares pursuant to the 2008 grant.

The Company has agreed to grant each officer options to purchase 4,000 shares of our common stock with exercise prices ranging from $170 to $2000, which options would vest upon the attainment of certain gross revenue targets, as more specifically set forth in the employment agreements. The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose. In fiscal 2007, both officers were awarded a one-time bonus of $75,000 and $54,000, respectively, which bonuses are currently accrued but have not been paid.

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

Operating Leases

BESI leased an office facility under a one-year non-cancelable operating lease at a rate of $2,210 per month that expired in September 2008. Net rent expense for the quarters ended January 31, 2009 and 2008 was $0 and $6,630, respectively.

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

In June 2006, we acquired all of the outstanding equity of Bio Solutions Extraction, Inc. (“BESI”), a company focused on the production of bio-fuel technology.  In connection with this acquisition, we acquired BESI’s patent pending technology, which is used to extract grease from waste products, which grease is then converted into B100 biodiesel fuel.  With our acquisition of BESI, we plan to focus on the production and sale of biodiesel fuel (the “Biodiesel Division”).

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

Going Concern

The financial statements contained in this report have been prepared assuming that we will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  We have incurred losses since inception and have negative cash flows from operations.  For the three months ended January 31, 2009, we incurred a net loss of $149,460 and we have a stockholders’ deficit of $2,047,458.  Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products and services.  Management is pursuing various sources of equity and debt financing.  Although we plan to pursue additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us.  Failure to secure such financing may result in our inability to continue as a going concern and the impairment of the recorded long lived assets.

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

Long Lived Assets

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued establishing new rules and clarifying implementation issues with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” by allowing a probability weighted cash flow estimation approach to measure the impairment loss of a long-lived asset.  The statement also established new standards for accounting for discontinued operations.  Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity’s operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.  We believe that, at January 31, 2009, the value of our goodwill and provisional patent are impaired, and we recognized a $140,000 charge in the 2007 fiscal year to write-off these intangible assets.

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

Stock Split

         All references to common stock and per share data have been retroactively restated to account for the 1 for 1,000 reverse stock split effectuated on November 20, 2008.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the three months ended January 31, 2009 and 2008 are those of the continuing operations of Bio Solutions Manufacturing, which includes BESI on a consolidated basis

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Three Months Ended
	January 31,
	2009	2008
Net sales	$-	$-
Cost of sales	-	-

Gross income (loss)	-	-

Selling, general and administrative	133,930	182,235

Operating income (loss)	$(133,930)	$(182,235)

Comparison of the Three Months Ended January 31, 2009 and 2008

Net sales.  Net sales for operations were $0, for the three months ended January 31, 2009 and 2008.  This results from the closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products from our Cleaning Division.  We plan to resume production of remediation products in the future.

Cost of Sales.  Cost of sales for continued operations were $0 for the three months ended January 31, 2009 and 2008.  We have ceased production of biological waste remediation products until further notice.  We plan to resume production of remediation products in the future.

Selling, general, and administrative.  Selling, general, and administrative expenses decreased to $133,930, or a decrease of approximately 26.5%, for the three months ended January 31, 2009, from $182,235 for the three months ended January 31, 2008.  The decrease in selling, general, and administrative expenses primarily results from lower equity based compensation costs during the three months ended January 31, 2009.

Operating loss.  We incurred an operating loss of $133,930 for the three months ended January 31, 2009, compared to an operating loss of $182,235 for the three months ended January 31, 2008.  We had lower operating losses in fiscal 2009 as compared to 2008 primarily because of lower equity based compensation costs during the three months ended January 31, 2009.

Gain in Beneficial Conversion Feature.  In the three months ended January 31, 2008, we incurred a gain of $48,416 on beneficial feature associated with one of our convertible notes outstanding.

Interest expense.  Interest expense increased to $15,530 for the three months ended January 31, 2009, from $15,066 for the three months ended January 31, 2008.

Provision for income taxes.  We have generated net losses in the three months ended January 31, 2009 and 2008.  Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities.  Our working capital deficit at January 31, 2009 was $2,047,458, at October 31, 2008 was $1,897,998.  We had cash of $1,296 at January 31, 2009, and $873 as of October 31, 2008.

We used $47,059 of net cash from operating activities for the three months ended January 31, 2009, compared to using $20,724 in the three months ended January 31, 2008.

Net cash flows used in investing activities was $0 for the three months ended January 31, 2009 and $2,000 for the three months ended January 31, 2009.

Net cash flows provided by financing activities were $47,482 for the three months ended January 31, 2009, compared to net cash provided by financing activities of $18,232 in the year three months ended January 31, 2008.  The net cash provided by financing activities is from the proceeds from our lines of credit and notes payable, which are net of repayments.

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

As of January 31, 2009, we had a working capital deficit of $2,047,458.  Currently, we do not generate any revenues.  In the Biodiesel Division, we need to construct or lease biodiesel plants and we will not generate any revenues in this division until we have established plants which are operational.  The expected cost to build each biodiesel plant is $2.5 million and we do not have the capital to build such plants.  In addition, we closed the manufacturing facility for our Cleaning Division products in the second fiscal quarter of 2007 and also ceased marketing and selling such products at that time.  We need capital to relocate and open a new facility for the manufacture and subsequent sale of products in our Cleaning Division.  If we cannot raise additional debt and/or equity capital, we will be unable to generate any revenues in either our Biodiesel or Cleaning Divisions.

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

Off-Balance Sheet Arrangements

None.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4T – CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As of January 31, 2009, our President and Chief Financial Officer carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our President and Chief Financial Officer concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the course of the preparation of our January 31, 2009 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions, document control, account analysis, and reconciliation.  Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

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

In addition, our President and Chief Financial Officer have determined that no change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Dated:	March 23, 2009	/s/ David S. Bennett
By: David S. Bennett
Its: President and Director

Dated:	March 23, 2009	/s/ Patricia M. Spreitzer
By: Patricia M. Spreitzer
Its: Secretary, Treasurer and Director