Form 10-Q
period 2009-04-30
BIO SOLUTIONS MANUFACTURING, INC.
filed 2009-06-15
CIK 1128581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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
___________________
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter ☐		Accelerated filter ☐
Non-accelerated filter ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒

As of June 12, 2009, 20,221,097 shares of our common stock were issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐  No  ☒

PART 1:                                FINANCIAL INFORMATION

PART 1: FINANCIAL INFORMATION

Bio Solutions Manufacturing Inc.
Condensed Consolidated Balance Sheets

	April 30,	October 31,
	2009	2008
	(unaudited)
Assets

Current assets:
Cash	$529	$873
Total current assets	529	873

Total assets	$529	$873

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,035,267	$1,045,793
Note payable	19,500	19,500
Convertible note payable	930,977	833,578
Total current liabilities	1,985,744	1,898,871

Stockholders' (deficit):
Preferred stock, $0.00001 par value, 10,000,000 authorized,
10,000 shares of Series A issued and outstanding as of April 30, 2009
and October 31, 2008 and 92,000 and 0 shares of Series B issued and outstanding as of April 30, 2009 and October 31, 2008, respectively	9	-
Common stock, $0.00001 par value, 1,000,000,000 shares
authorized, 20,221,097 and 89,078 shares issued and outstanding as of
April 30, 2009 and October 31, 2008, respectively	202	1
Additional paid-in capital	6,503,403	6,202,761
Accumulated deficit	(8,488,829)	(8,100,760)
Total stockholders' (deficit)	(1,985,215)	(1,897,998)

Total liabilities and stockholders' (deficit)	$529	$873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio Solutions Manufacturing Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ending April 30,		Six Months Ending April 30,
	2009	2008	2009	2008

Revenues - related party	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Expenses:
General and administrative expenses	95,953	278,746	229,883	460,981
Total expenses	95,953	278,746	229,983	460,981

Net loss from operations before other expenses and
provision for income taxes	(95,953)	(278,746)	(229,883)	(460,981)

Other income (expenses):
Beneficial conversion feature (expense) income	(122,552)	7,143	(122,552)	55,559
Interest expense	(20,105)	(14,805)	(35,635)	(29,871)
	(142,657)	(7,662)	(158,187)	25,688

Net loss before provision for income taxes	(238,610)	(286,408)	(388,070)	(435,293)

Provision for income taxes	-	-	-	-
Net loss	$(238,610)	$(286,408)	$(388,070)	$(435,293)

Net loss per weighted average share
- basic and diluted	$(0.03)	$(4.95)	$(0.10)	$(8.27)
Weighted average number of shares
- basic and diluted	7,731,285	57,818	3,847,548	52,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio Solutions Manufacturing Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	April 30,
	2009	2008

Net cash (used by) operating activities	$(117,743)	$(36,302)

Net cash provided by investing activities	-	2,000

Cash flows from financing activities:
Proceeds from convertible note payable	122,552	29,266
Repayments of convertible note payable	(5,153)	-
Net cash provided by financing activities	117,399	29,266

Net (decrease) in cash	(344)	(5,036)
Cash and cash equivalents – beginning	873	5,036
Cash and cash equivalents- ending	$529	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash transactions:
Shares issued for legal settlement	$92,000	$-
Shares issued for services provided	$66,300	$208,050
Debt converted to equity	$20,000	$97,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended April 30, 2009 and 2008

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the year ended October 31, 2008, the Company incurred a net loss of $592,439 and has a stockholders’ deficit of $1,897,998 as of October 31, 2008. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended April 30, 2009 and 2008

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses are comprised of the following as of April 30, 2009 and October 31, 2008:

	April 30, 2009	October 31, 2008
Accounts payable	$367,514	$372,348
Salaries	343,895	298,298
Interest	243,940	208,305
Legal costs	8,000	100,000
Payroll taxes	64,603	59,669
Other	7,315	7,173
Total accounts payable and accrued expenses	$1,035,267	$1,045,793

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

On March 10, 2009, the noteholder assigned $20,000 of the note to a third party investor that on March 27, 2009 entered into a Stock Purchase Agreement with the Company under which the investor purchased 20,000,000 shares of Company common stock in exchange for cancellation of the $20,000 note.

(Expense)  of $(122,552) and income of $7,143 was recorded in the three month periods ended April 30, 2009 and 2008, respectively, and (expense) of $(122,552) and income $55,559 was recorded in the six months ended April 30, 2008, respectively, that is attributed the beneficial conversion feature with this loan agreement. The notes are secured by a first priority security interest in all of the assets of the Company.

As of April 30, 2009, the aggregate principal outstanding was $930,977.

As of April 30, 2009, the Company is obligated to repay a $19,500 advance made by a shareholder in April 2007.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended April 30, 2009 and 2008

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

 On April 29, 2009, the Company created a series of preferred stock of the company known as Series B Preferred Stock, par value $0.00001 per share.  The Series B Preferred Stock has a sated value of $1.00 per shares and is convertible into shares of common stock at a conversion rate equal to the average of the Per Shares Market Values (as defined) during the 10 trading days immediately prior to conversion.  No holder of series B preferred stock more than 1,000 shares of its series B preferred stock in any given month and collectively the holders of series B preferred stock may not convert more than 4,000 shares in any calendar month.  In addition, holders of the series B preferred stock may not convert such shares into common stock if as a result of such conversion the holder would hold in excess of 4.99% shares of our issued and outstanding common stock.  The series B preferred stock do not contain any voting, liquidation, dividend or preemptive rights.

On April 30, 2009, the Company issued 92,000 shares of Series B preferred stock in accordance with a Settlement Agreement and General Release dated April 30, 2009 in connection with the Becker litigation (See Note 9).

Common Stock

Effective with the October 31, 2008 change in the Company’s articles of incorporation, the Company has 1,000,000,000 shares of authorized common stock.  Par value was changed to $0.00001 per share from $0.001 per share.  The holders of the Company’s common stock are entitled to one vote per share of common stock held.

The Company effectuated a 1-for-1,000 reverse stock split of its outstanding shares of common stock on November 20, 2008 and issued 2,019 shares in settlement of resulting fractional shares.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended April 30, 2009 and 2008

On March 27, 2009, the Company entered into a Stock Purchase Agreement with a third party investor pursuant to which the Company issued 20,000,000 shares of Company common stock  in consideration of such investor’s agreement to exchange and cancel a $20,000 note payable by the Company (See Note 5).

Pursuant to the terms of the Stock Purchase Agreement, the investor agreed that it would not offer, sell, contract to sell, pledge or otherwise dispose of, (or enter into any transaction which is designed to, or might reasonably be expected to, result in the disposition (whether by actual disposition or effective economic disposition due to cash settlement or otherwise) by the investor or any affiliate of the investor or any person in privity with the investor or any affiliate of the investor), directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, and the rules and regulations of the SEC promulgated thereunder, or publicly announce an intention to effect any such transaction, with respect to the Shares for a period ending three years after the date of the Stock Purchase Agreement

On April 30, 2009, the Company issued 130,000 shares of common stock in satisfaction of legal services valued at $66,300.

As of April 30, 2009, 20,221,097 shares of Company common stock were issued and outstanding.

Stock incentive plans

On October 15, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 10,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of April 30, 2009, 9,960 shares have been issued under the 2007 Plan and no options have been granted.

On April 22, 2008, the Company adopted its 2008 Stock Incentive Plan (the “2008 Plan”). The Company is permitted to issue up to 16,000 shares of common stock under the 2008 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of April 30, 2009, 2,740 shares have been issued under the 2008 Plan.

On April 22, 2008, the Company adopted its 2008 California Stock Incentive Plan (the “California Plan”). The Company is permitted to issue up to 16,000 shares of common stock under the California Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of April 30, 2009, 14,535 shares have been issued under the California Plan and no options have been granted.

In December 2006, options to purchase an aggregate of 4,000 shares of common stock at an exercise price of $300 per share were issued to consultants. The options will vest based on the number of gallons of bio-diesel alternative fuel that is converted by the Company’s bio-converter from sites introduced directly or indirectly by the consultant. As the vesting of these options are uncertain, the Company cannot value such options until a portion or all of such options have vested based on the achievement of the milestones. A summary of the non-plan option activity of for the quarter ended April 30, 2009 is as follows:

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended April 30, 2009 and 2008
	Stock Options		Weighted Average Exercise Price

	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2008	4,000	-	$300	$0.00
Granted Six Months Ended April 30, 2009	-	-	-	-
Exercised Six Months Ended April 30, 2009	-	-	-	-
Expired Six Months Ended April 30, 2009	-	-	-	-
Balance - April 30, 2009	4,000	0	$300	$0.00

The following table summarizes information about options outstanding and exercisable at April 30, 2009:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable

Range of exercise prices:	4,000	0.60	$300	-

Warrants

Warrants have been issued for equity raises only for the last years. Warrants issued before October 31, 2006 were issued for services and are fully vested.

A summary of the warrant activity of for the quarter ended April 30, 2009 is as follows:

	Warrants		Weighted Average Exercise Price

	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2008	2,750	2,750	$800	$800
Granted Six Months Ended April 30, 2009	-	-	-	-
Exercised Six Months Ended April 30, 2009	-	-	-	-
Expired Six Months Ended April 30, 2009	-	-	-	-
Balance – April 30, 2009	2,750	2,750	$800	$800

There were no warrants issued for the six months ended April 30, 2009 and 2008.

NOTE 7 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company’s ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended April 30, 2009 and 2008

The Company has not filed their federal or state income tax returns for several years.

At April 30, 2009, the Company has unused net operating losses of approximately $4,000,000 (which will begin expiring in 2019 through 2028) that may be applied, against future taxable income.

Due to the changes in ownership over the years for the various acquisitions, debt conversions and equity financings, the Company may have triggered a Section 382 limitation on the utilization of such net operating loss carryforwards. The Company has not performed such an evaluation to determine whether the net operating loss carryforwards have been limited.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of April 30, 2009, the Company’s chief financial officer holds 10,000 shares of the Company’s Series A preferred stock that were issued in August 2008 in satisfaction of $10,000 in salary owed.

As of April 30, 2009, the Company is obligated to repay a $19,500 advance made by a shareholder in April 2007.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Payroll Taxes

At April 30, 2009, the Company is delinquent with remitting payroll taxes of approximately $64,603, including estimated penalties and interest. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further.

Legal matters

On November 27, 2007, Martin Becker (“Becker”) commenced an action against the Company in the Superior Court of California, County of Los Angeles, for breach of contract, common counts, and indemnity, seeking approximately $92,000 in damages, as well as interest, fees, and costs. The complaint alleges that the Company breached a certain Reorganization and Stock Purchase Agreement dated on or about February 1, 2004 by failing to indemnify Becker as required under said agreement.  Pursuant to a Settlement Agreement and General Release dated April 30, 2009, the Company issued 92,000 shares of Series B preferred stock having a stated value of $1.00 and a market based conversion price and the Company received a general release of all claims asserted by the parties in the Becker litigation.

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

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended April 30, 2009 and 2008
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

Operating Leases

BESI leased an office facility under a one-year non-cancelable operating lease at a rate of $2,210 per month that expired in September 2008. Net rent expense for the six months ended April 30, 2009 and 2008 was $0 and $13,366, respectively.

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

Long Lived Assets

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued establishing new rules and clarifying implementation issues with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” by allowing a probability weighted cash flow estimation approach to measure the impairment loss of a long-lived asset.  The statement also established new standards for accounting for discontinued operations.  Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity’s operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.  We believe that, at April 30, 2009, the value of our goodwill and provisional patent are impaired, and we recognized a $140,000 charge in the 2007 fiscal year to write-off these intangible assets.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Equity based compensation expense during the six months ended April 30, 2009 is $0, since no such shares or options were issued for compensation.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the three and six months ended April 30, 2009 and 2008 are those of the continuing operations of Bio Solutions Manufacturing, which includes BESI on a consolidated basis

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Net sales	$--	$--	--	--
Cost of sales	--	--	--	--

Gross income (loss)	--	--	--	--

Selling, general and administrative	95,953	278,746	229,883	460,981

Operating income (loss)	$(95,953)	$(278,746)	(229,883)	(460,981)

Comparison of the Three Months Ended April 30, 2009 and 2008

Net sales.  Net sales for operations were $0, for the three months ended April 30, 2009 and 2008.  This results from the closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products from our Cleaning Division.  We plan to resume production of remediation products in the future.

Cost of Sales.  Cost of sales for continued operations were $0 for the three months ended April 30, 2009 and 2008.  We ceased production of biological waste remediation products until further notice.  We plan to resume production of remediation products in the future.

Selling, general, and administrative.  Selling, general, and administrative expenses decreased to $95,953, or a decrease of approximately 65.6%, for the three months ended April 30, 2009, from $278,746 for the three months ended April 30, 2008.  The decrease in selling, general, and administrative expenses primarily results from lower based equity based compensation costs during the three months ended April 30, 2009.

Operating loss.  We incurred an operating loss of $95,953 for the three months ended April 30, 2009, compared to an operating loss of $278,746 for the three months ended April 30, 2008.  We had lower operating losses in the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 primarily because of lower equity based compensation costs for the period.

Comparison of the Six Months Ended April 30, 2009 and 2008

Net sales.  Net sales for operations were $0, for the six months ended April 30, 2009 and 2008.  This results from the closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products from our Cleaning Division.  We plan to resume production of remediation products in the future.

Cost of Sales.  Cost of sales for continued operations were $0 for the six months ended April 30, 2009 and 2008.  We ceased production of biological waste remediation products until further notice.  We plan to resume production of remediation products in the future.

Selling, general, and administrative.  Selling, general, and administrative expenses decreased to $229,883, or a decrease of approximately 50.1%, for the six months ended April 30, 2009, from $460,981 for the six months ended April 30, 2008.  The decrease in selling, general, and administrative expenses primarily results from lower based equity based compensation costs during the six months ended April 30, 2009.

Operating loss.  We incurred an operating loss of $229,883 for the six months ended April 30, 2009, compared to an operating loss of $460,981 for the six months ended April 30, 2008.  We had lower operating losses in the six months ended April 30, 2009 as compared to the six months ended April 30, 2008 primarily because of lower equity based compensation costs for the period.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities.  Our working capital deficit at April 30, 2009 was $1,985,215 and at October 31, 2008 it was $1,897,998.  We had cash of $529 as of April 30, 2009, while we had cash of $873 as of December 31, 2008.

We used $117,743 of net cash from operating activities for the six months ended April 30, 2009, compared to using $36,302 in the six months ended April 30, 2008.

Net cash flows proved by investing activities was $0 for the six months ended April 30, 2009 compared to $2,000 for the six months ended April 30, 2008.

Net cash flows provided by financing activities were $117,399 for the six months ended April 30, 2009, compared to net cash provided by financing activities of $29,266 in the six months ended April 30, 2008.  The net cash provided by financing activities is from the proceeds from our lines of credit and notes payable, which are net of repayments.

Loan Agreement

Since 2003, we have borrowed money from a group of third-party lenders in order to fund our operations.  As of April 30, 2009, the outstanding principal balance on these loans was approximately $930,977.  On November 29, 2006, we entered into a loan agreement with certain these lenders and a new lender, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated.  Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000.  Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender.  Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand.  Each note was also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion; provided, however, that the conversion price could not be less that $0. 01 per share under any circumstances.  In May 2008, the conversion price was amended to provide for a fixed conversion price of $0.001 per share.  In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require us to issue shares of our common stock in excess of our authorized and unissued shares of common stock.  The notes are secured by a first priority security interest in all of our assets.  By their terms, the holder of the notes may not convert the notes to the extent such conversion would cause the holder, together with its affiliates, to have acquired a number of shares of common stock that would exceed 4.99% of our then outstanding common stock.

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

Capital Requirements

The report of our independent accountants for the fiscal year ended April 30, 2009 states that we have incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.

As of April 30, 2009, we had a working capital deficit of $1,985,215.  Currently, we do not generate any revenues.  In the Biodiesel Division, we need to construct or lease biodiesel plants and we will not generate any revenues in this division until we have established plants which are operational.  The expected cost to build each biodiesel plant is $2.5 million and we do not have the capital to build such plants.  In addition, we closed the manufacturing facility for our Cleaning Division products in the second fiscal quarter of 2007 and also ceased marketing and selling such products at that time.  We need capital to relocate and open a new facility for the manufacture and subsequent sale of products in our Cleaning Division.  If we cannot raise additional debt and/or equity capital, we will be unable to generate any revenues in either our Biodiesel or Cleaning Divisions.

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

Evaluation of Disclosure Controls and Procedures

As of April 30, 2009, our President and Chief Financial Officer carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our President and Chief Financial Officer concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the course of the preparation of our April 30, 2009 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions, document control, account analysis, and reconciliation.  Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

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

Among the changes needed to be implemented are the following:

·	Document control system established and monitored for compliance;
·	Timely analysis of accounting treatment and disclosure requirements for contractual agreements;
·	Centralized control of cash disbursements;
·	Procedures established and personnel assigned to reconcile key accounts on a timely basis; and
·	Control function added to review reconciliations.

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

On April 30, 2009, we entered into a Settlement Agreement and General Release pursuant to which we settled that certain action against us in the Superior Court of California for the County of Los Angeles, Case No. BC381299 (the “Action”) filed by Martin Becker and Arnold Sock in November 2007 for breach of a certain Reorganization and Stock Purchase Agreement dated on or about February 1, 2004 by failing to indemnify Becker as required under said agreement seeking approximately $92,000 in damages, as well as interest, fees, and costs  .

Pursuant to the terms of the Settlement Agreement, we agreed to issued the Claimants and their designees 92,000 shares of series B preferred stock with a stated value of $1.00 per share.  The Claimants agreed to certain restrictions on conversion of the Series B Preferred and sale of the underlying common stock, as set forth in the Agreement and the certificate of designation setting forth the terms of the series B preferred stock.  The Claimants filed a Dismissal of Action with the Court on April 30, 2009.  General releases were exchanged amongst the parties.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please see our Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 2, 2009 and May 5, 2009.

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

Dated: June 15, 2009	By:	/s/ David S. Bennett
By: David S. Bennett
Its: President and Director

Dated: June 15, 2009	By:	/s/ Patricia M. Spreitzer
By: Patricia M. Spreitzer
Its: Secretary, Treasurer and Director