Form 10-Q
period 2009-07-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2009-09-14
CIK 1128581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 9, 2009, 26,616,097 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐ No   ☒

PART 1:                                FINANCIAL INFORMATION

PART 1: FINANCIAL INFORMATION

Bio Solutions Manufacturing Inc.
Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2009	2008
	(unaudited)
Assets

Current assets:
Cash	$866	$873
Total current assets	866	873

Total assets	$866	$873

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,037,234	$1,045,793
Note payable	19,500	19,500
Convertible notes payable	1,002,127	833,578
Total current liabilities	2,058,861	1,898,871

Stockholders' (deficit):
Preferred stock, $0.00001 par value, 10,000,000 authorized,
10,000 shares of Series A issued and outstanding as of July 31, 2009
and October 31, 2008 and 92,000 and 0 shares of Series B issued and outstanding as of July 31, 2009 and October 31, 2008, respectively	9	-
Common stock, $0.00001 par value, 1,000,000,000 shares
authorized, 25,821,097 and 89,078 shares issued and outstanding as of
July 31, 2009 and October 31, 2008, respectively	258	1
Additional paid-in capital	6,601,597	6,202,761
Accumulated deficit	(8,659,859)	(8,100,760)
Total stockholders' (deficit)	(2,057,995)	(1,897,998)

Total liabilities and stockholders' (deficit)	$866	$873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio Solutions Manufacturing Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ending July 31,		Nine Months Ending July 31,
	2009	2008	2009	2008

Revenues	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Expenses:
General and administrative expenses	61,380	23,104	291,263	484,085
Total expenses	61,380	23,104	291,263	484,085

Net loss from operations before other expenses and
provision for income taxes	(61,380)	(23,104)	(291,263)	(484,085)

Other income (expenses):
Beneficial conversion feature (expense) income	(92,650)	431	(215,202)	55,990
Interest expense	(16,999)	(12,269)	(52,634)	(42,140)
	(109,649)	(11,838)	(267,836)	13,850

Net loss before provision for income taxes	(171,029)	(34,942)	(559,099)	(470,235)

Provision for income taxes	-	-	-	-
Net loss	$(171,029)	$(34,942)	$(559,099)	$(470,235)

Net loss per weighted average share
- basic and diluted	$(0.01)	$(0.48)	$(0.06)	$(7.90)
Weighted average number of shares
- basic and diluted	21,352,620	73,290	9,746,822	59,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio Solutions Manufacturing Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	July 31,
	2009	2008

Net cash (used by) operating activities	$(194,156)	$(77,565)

Net cash (used by) investing activities	-	2,000

Cash flows from financing activities:
Proceeds from convertible note payable	215,202	70,720
Repayments of convertible note payable	(21,053)	-
Net cash provided by financing activities	194,149	70,720

Net increase (decrease) in cash	(7)	(4,845)
Cash and cash equivalents – beginning	873	5,036
Cash and cash equivalents- ending	$866	$191

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash transactions:
Shares issued for legal settlement	$92,000	$-
Shares issued for services provided	$66,300	$268,210
Debt converted to equity	$25,600	$106,560
Expense paid directly from proceeds of notes payable	$12,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended July 31, 2009 and 2008

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the year ended October 31, 2008, the Company incurred a net loss of $592,439 and has a stockholders’ deficit of $1,897,998 as of October 31, 2008. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended July 31, 2009 and 2008

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses are comprised of the following as of July 31, 2009 and October 31, 2008:

	July 31, 2009	October 31, 2008
Accounts payable	$333,292	$372,348
Salaries	360,618	298,298
Interest	260,938	208,305
Legal costs	8,000	100,000
Payroll taxes	67,060	59,669
Other	7,326	7,173
Total accounts payable and accrued expenses	$1,037,234	$1,045,793

NOTE 5 – NOTES PAYABLE

On November 29, 2006, the Company entered into a loan agreement with certain existing related party lenders and a new lender, pursuant to which the Company borrowed approximately $164,000 and certain outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to the Company, up to an aggregate total of $1,000,000 per lender. Each note was convertible into shares of the Company’s common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of the Company’s common stock immediately prior to conversion, although such conversions could not be less than $0.01 per share, in any circumstances. In May 2008, the conversion price was amended to provide a fixed conversion price of $0.001 per share.  In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require the Company to issue shares of its common stock in excess of its authorized and unissued shares of common stock.  The notes were transferred to a single entity.

On March 10, 2009, the noteholder assigned $20,000 of the note to a third party investor that on March 27, 2009 entered into a Stock Purchase Agreement with the Company under which the investor purchased 20,000,000 shares of Company common stock in exchange for cancellation of the $20,000 note.

The Company issued 5,600,000 shares of common stock during the nine months ended July 31, 2009 for conversion of indebtedness recorded at $5,600, at a share price of $0.001 per share, pursuant to the terms of such debt agreements.

Expense  of $92,650 and income of $431 was recorded in the three month periods ended July 31, 2009 and 2008, respectively, and expense of $215,202 and income $55,990 was recorded in the nine months ended July 31, 2008, respectively, that is attributed the beneficial conversion feature with this loan agreement. The notes are secured by a first priority security interest in all of the assets of the Company.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended July 31, 2009 and 2008

As of July 31, 2009, the Company’s notes payable were held by five note holders and the aggregate principal outstanding was $1,002,127.

As of July 31, 2009, the Company is obligated to repay a $19,500 advance made by a shareholder in April 2007.  Subsequently, the $19,500 advance was exchanged for 195,000 shares.

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

On July 25, 2008, the Company created a series of preferred stock of the company known as Series A Preferred Stock, par value $0.001 per share. In connection with the change in domicile, the par value was reduced to $0.00001 per share on October 31, 2008.  The Series A preferred stock is not convertible. Holders of the Series A preferred stock do not have any preferential dividend or liquidation rights. The shares of Series A preferred stock are not redeemable.  All matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A preferred stock shall be entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series A Preferred Stock held by such holder, (b) the number of issued and outstanding shares of our common stock, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002.

On August 1, 2008, the Company issued 10,000 shares of Series A preferred stock to the Company’s chief financial officer in consideration of accrued and unpaid salary.  The Company deemed the stated value of the Series A preferred stock to be $1.00 per share.

 On April 29, 2009, the Company created a series of preferred stock of the company known as Series B Preferred Stock, par value $0.00001 per share.  The Series B Preferred Stock has a stated value of $1.00 per shares and is convertible into shares of common stock at a conversion rate equal to the average of the Per Shares Market Values (as defined) during the 10 trading days immediately prior to conversion.  No holder of series B preferred stock may convert more than 1,000 shares of its series B preferred stock in any given month and collectively the holders of series B preferred stock may not convert more than 4,000 shares in any calendar month.  In addition, holders of the series B preferred stock may not convert such shares into common stock if as a result of such conversion the holder would hold in excess of 4.99% shares of our issued and outstanding common stock.  The series B preferred stock do not contain any voting, liquidation, dividend or preemptive rights.

On April 30, 2009, the Company issued 92,000 shares of Series B preferred stock in accordance with a Settlement Agreement and General Release dated April 30, 2009 in connection with the Becker litigation (See Note 9).

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended July 31, 2009 and 2008

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

The Company issued 5,600,000 shares of common stock during the nine months ended July 31, 2009 for conversion of indebtedness recorded at $5,600, at a share price of $0.001 per share, pursuant to the terms of such debt agreements.

As of July 31, 2009, 25,821,097 shares of Company common stock were issued and outstanding.

Stock Incentive Plans

On October 15, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 10,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of July 31, 2009, 9,960 shares have been issued under the 2007 Plan and no options have been granted.

On April 22, 2008, the Company adopted its 2008 Stock Incentive Plan (the “2008 Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the 2008 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of July 31, 2009, 2,740 shares have been issued under the 2008 Plan.

On April 22, 2008, the Company adopted its 2008 California Stock Incentive Plan (the “California Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the California Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of July 31, 2009, 144,535 shares have been issued under the California Plan and no options have been granted.

In December 2006, options to purchase an aggregate of 4,000 shares of common stock at an exercise price of $300 per share were issued to consultants. The options will vest based on the number of gallons of bio-diesel alternative fuel that is converted by the Company’s bio-converter from sites introduced directly or indirectly by the consultant. As the vesting of these options are uncertain, the Company cannot value such options until a portion or all of such options have vested based on the achievement of the milestones. A summary of the non-plan option activity of for the nine months ended July 31, 2009 is as follows:

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended July 31, 2009 and 2008

	Stock Options		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2008	4,000	-	$300	$-
Granted Nine Months Ended July 31, 2009	-	-	-	-
Exercised Nine Months Ended July 31, 2009	-	-	-	-
Expired Nine Months Ended July 31, 2009	-	-	-	-
Balance – July 31, 2009	4,000	-	$300	$-

The following table summarizes information about options outstanding and exercisable at July 31, 2009:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable

Range of exercise prices:	4,000	0.35	$300	-

Warrants

Warrants have been issued for equity raises only for the last years. Warrants issued before October 31, 2006 were issued for services and are fully vested.

A summary of the warrant activity of for the nine months ended July 31, 2009 is as follows:

	Warrants		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2008	2,750	2,750	$800	$800
Granted Nine Months Ended July 31, 2009	-	-	-	-
Exercised Nine Months Ended July 31, 2009	-	-	-	-
Expired Nine Months Ended July 31, 2009	(2,750)	(2,750)	(800)	(800)
Balance – July 31, 2009	-	-	$-	$-

There were no warrants issued for the nine months ended July 31, 2009 and 2008.

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
Three and Nine Months Ended July 31, 2009 and 2008

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

NOTE 8 - RELATED PARTY TRANSACTIONS

As of July 31, 2009, the Company’s chief financial officer holds 10,000 shares of the Company’s Series A preferred stock that were issued in August 2008 in satisfaction of $10,000 in salary owed.

As of July 31, 2009, the Company is obligated to repay a $19,500 advance made by a shareholder in April 2007.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Payroll Taxes

At July 31, 2009, the Company is delinquent with remitting payroll taxes of approximately $67,070. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further.

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
Three and Nine Months Ended July 31, 2009 and 2008

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

Operating Leases

BESI leased an office facility under a one-year non-cancelable operating lease at a rate of $2,210 per month that expired in September 2008. Net rent expense for the nine months ended July 31, 2009 and 2008 was $0 and $13,366, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” on December 1, 2008. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to the beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts payable, short-term borrowings (including convertible notes payable), and other current liabilities approximate fair value because of their short-term maturity. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended July 31, 2009 and 2008

The following table sets forth the Company’s financial instruments as of July 31, 2009 which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Liabilities:
Note payable	$	$(19,500)	$-	$(19,500)
Convertible notes payable	$	$	$(1,002,127)	$(1,002,127)

At July 31, 2009, the carrying amounts of the notes payable approximate fair value because all of the notes have been classified to current maturity.

NOTE 11 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141(R),”Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. SFAS 141R would only have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its consolidated financial position, results of operations or cash flows.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended July 31, 2009 and 2008

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its consolidated results of operations or financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on January 1, 2009. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of EITF No. 07-5 on its consolidated financial position, results of operations or cash flows.

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the unaudited condensed consolidated financial statements.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements. FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended July 31, 2009 and 2008

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the consolidated balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company is required to adopt SFAS 165 prospectively to both interim and annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification, (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 12 – SUBSEQUENT EVENTS

Since July 31, 2009, the Company issued 600,000 shares of common stock for conversion of indebtedness recorded at $600, at a share price of $0.001 per share, pursuant to the terms of such debt agreements.

On August 24, 2009, a Company shareholder agreed to exchange his $19,500 advance for 195,000 shares of Company common stock.

Since July 31, 2009, the Company has borrowed $100,354.50 pursuant to the November 2006 loan agreement with its senior secured lender. (See Note 5)

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

Long Lived Assets

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued establishing new rules and clarifying implementation issues with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” by allowing a probability weighted cash flow estimation approach to measure the impairment loss of a long-lived asset.  The statement also established new standards for accounting for discontinued operations.  Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity’s operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.  We believe that, at July 31, 2009, the value of our goodwill and provisional patent are impaired, and we recognized a $140,000 charge in the 2007 fiscal year to write-off these intangible assets.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Equity based compensation expense during the nine months ended July 31, 2009 is $0, since no such shares or options were issued for compensation.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the three and nine months ended July 31, 2009 and 2008 are those of the continuing operations of Bio Solutions Manufacturing, which include BSP and BESI on a consolidated basis

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross income (loss)	—	—	—	—

Selling, general and administrative	61,380	23,104	291,263	484,085

Operating income (loss)	$(61,380)	$(23,104)	(291,263)	(484,085)

Comparison of the Three Months Ended July 31, 2009 and 2008

Net sales.  Net sales for operations were $0, for the three months ended July 31, 2009 and 2008.  This results from the closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products from our Cleaning Division.  We plan to resume production of remediation products in the future.

Cost of Sales.  Cost of sales for continued operations were $0 for the three months ended July 31, 2009 and 2008.  We ceased production of biological waste remediation products until further notice.  We plan to resume production of remediation products in the future.

Selling, general, and administrative.  Selling, general, and administrative expenses increased to $61,380, or a decrease of approximately 166%, for the three months ended July 31, 2009, from $23,104 for the three months ended July 31, 2008.  The increase in selling, general, and administrative expenses primarily results from higher based equity based compensation costs during the three months ended July 31, 2009.

Operating loss.  We incurred an operating loss of $61,380 for the three months ended July 31, 2009, compared to an operating loss of $23,104 for the three months ended July 31, 2008.  We had higher operating losses in the three months ended July 31, 2009 as compared to the three months ended July 31, 2008 primarily because of higher equity based compensation costs for the period.

Comparison of the Nine Months Ended July 31, 2009 and 2008

Net sales.  Net sales for operations were $0, for the nine months ended July 31, 2009 and 2008.  This results from the closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products from our Cleaning Division.  We plan to resume production of remediation products in the future.

Cost of Sales.  Cost of sales for continued operations were $0 for the nine months ended July 31, 2009 and 2008.  We ceased production of biological waste remediation products until further notice.  We plan to resume production of remediation products in the future.

Selling, general, and administrative.  Selling, general, and administrative expenses decreased to $291,263, or an increase of approximately 39.8%, for the nine months ended July 31, 2009, from $484,085 for the nine months ended July 31, 2008.  The decrease in selling, general, and administrative expenses primarily results from lower based equity based compensation costs during the nine months ended July 31, 2009.

Operating loss.  We incurred an operating loss of $291,263 for the nine months ended July 31, 2009, compared to an operating loss of $484,085 for the nine months ended July 31, 2008.  We had lower operating losses in the nine months ended July 31, 2009 as compared to the nine months ended July 31, 2008 primarily because of lower equity based compensation costs for the period.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities.  Our working capital deficit at July 31, 2009 was $2,057,995 and at October 31, 2008 it was $1,897,998.  We had cash of $866 as of July 31, 2009, while we had cash of $873 as of December 31, 2008.

We used $194,156 of net cash from operating activities for the nine months ended July 31, 2009, compared to using $77,565 in the nine months ended July 31, 2008.

Net cash flows provided by investing activities was $0 for the nine months ended July 31, 2009 compared to $2,000 for the nine months ended July 31, 2008.

Net cash flows provided by financing activities were $194,149 for the nine months ended July 31, 2009, compared to net cash provided by financing activities of $70,720 in the nine months ended July 31, 2008.  The net cash provided by financing activities is from the proceeds from our lines of credit and notes payable, which are net of repayments.

Loan Agreement

Since 2003, we have borrowed money from a group of third-party lenders in order to fund our operations.  As of July 31, 2009, the outstanding principal balance on these loans was approximately $930,977.  On November 29, 2006, we entered into a loan agreement with certain these lenders and a new lender, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated.  Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000.  Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender.  Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand.  Each note was also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion; provided, however, that the conversion price could not be less that $0. 01 per share under any circumstances.  In May 2008, the conversion price was amended to provide for a fixed conversion price of $0.001 per share.  In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require us to issue shares of our common stock in excess of our authorized and unissued shares of common stock.  The notes are secured by a first priority security interest in all of our assets.  By their terms, the holder of the notes may not convert the notes to the extent such conversion would cause the holder, together with its affiliates, to have acquired a number of shares of common stock that would exceed 4.99% of our then outstanding common stock.

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

As of July 31, 2009, we had a working capital deficit of $2,057,995.  Currently, we do not generate any revenues.  In the Biodiesel Division, we need to construct or lease biodiesel plants and we will not generate any revenues in this division until we have established plants which are operational.  The expected cost to build each biodiesel plant is $2.5 million and we do not have the capital to build such plants.  In addition, we closed the manufacturing facility for our Cleaning Division products in the second fiscal quarter of 2007 and also ceased marketing and selling such products at that time.  We need capital to relocate and open a new facility for the manufacture and subsequent sale of products in our Cleaning Division.  If we cannot raise additional debt and/or equity capital, we will be unable to generate any revenues in either our Biodiesel or Cleaning Divisions.

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

ITEM 4 – CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As of July 31, 2009, our President and Chief Financial Officer carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our President and Chief Financial Officer concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the course of the preparation of our July 31, 2009 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions, document control, account analysis, and reconciliation.  Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

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

Among the changes needed to be implemented are the following:

●	Document control system established and monitored for compliance;
●	Timely analysis of accounting treatment and disclosure requirements for contractual agreements;
●	Centralized control of cash disbursements;
●	Procedures established and personnel assigned to reconcile key accounts on a timely basis; and
●	Control function added to review reconciliations.

ITEM 4(T) – CONTROLS AND PROCEDURES

Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended July 31, 2009, we issued an aggregate of 5,600,000 shares of common stock upon conversions of amended and restated 8% convertible promissory notes.  The aggregate principal and interest amount of these notes that were converted was $5,600.  The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

On August 24, 2009, we entered into an exchange agreement with a single investor under which we agreed to issued 195,000 shares of common stock in exchange for the $19,500 loan previously made by such holder.   The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5 – OTHER INFORMATION

On September 14, 2009, we announced that we have executed a term sheet with a single accredited investor under which we intends to offer, subject to certain conditions, $5,000,000 of a to be established series C convertible preferred stock, in a private placement in the United States in reliance on Regulation D under the Securities Act of 1933, as amended (the “Act”), and outside the United States in reliance on Regulation S under the Act.  The shares of series C convertible preferred stock have not and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Act.  We ntend to use the net proceeds from the offering to finance new biodiesel fuel facilities, for working capital, and other general corporate purposes.  The transaction is subject to the execution of definitive agreements and standard closing conditions, including any required regulatory and third-party approvals.  The press release issued does not constitute an offer to sell or the solicitation of an offer to buy securities.

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

BIO SOLUTIONS MANUFACTURIN, INC.

September 14, 2009	/s/ David Bennett
David Bennett
President, Chief Executive Officer and Director
(Principal Executive Officer)

September 14, 2009	/s/ Patricia M. Spreitzer
Patricia M. Spreitzer Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)