Form 10-K
period 2009-10-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2010-03-05
CIK 1128581

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 001-32044

BIO SOLUTIONS MANUFACTURING, INC.
(Name of small business issuer as specified in its charter)

Nevada	16-576984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9720 Heatherstone River Court Townhouse 1 Estero, FL 33928

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(888) 880-0994
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	$.00001 par value common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
The issuer's  revenues  for  its  most  recent  fiscal  year were $0.

The aggregate market value of the voting and non-voting common equity held by  non-affiliates  computed by reference to the price at which the common equity  was last sold, or the average bid and asked price of such common equity as of March 1, 2010 was $1,863,127.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

Applicable only to corporate issuers:

As of March 1, 2010  26,616,097 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

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

Our executive offices are located at 9720 Heatherstone River Court, Townhouse 1, Etsero, FL 33928.  Our telephone number is (888) 880-0994.

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

Governmental approval and regulations - Federal Biodiesel Supports

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

Employees

We have two employees consisting of our Chief Executive Officer and our Chief Financial Officer.  None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union.

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

Risks Related to our Business

There is substantial doubt about our ability to continue as a going concern.   As of October 31, 2009 and 2008, our independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern and we expect to receive a going concern opinion upon completion of the audit of our financial statements for the year ended October 31, 2009.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We have incurred losses since inception and have had negative cash flows from operations.  For the years ended October 31, 2009 and 2008, we incurred net losses, and had a stockholders’ deficit.  Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products and services.  Management is pursuing various sources of equity and debt financing. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us.  Failure to secure such financing may result in our inability to continue as a going concern and the impairment of the recorded long lived assets.  Further, we closed our manufacturing facility for the products in our Cleaning Division and we need additional capital to relocate and open a new manufacturing facility.   Once we relocate a new manufacturing facility, we anticipate selling our biological waste remediation products again.  We anticipate future losses from operations as a result of this matter.  These matters raise substantial doubt about our ability to continue as a going concern.

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

As of October 31, 2009, our President and Chief Financial Officer carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our President and Chief Financial Officer concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the course of the preparation of our October 31, 2009 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions, document control, account analysis, and reconciliation.  Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

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

In addition, our President and Chief Financial Officer have determined that no change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended October 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Among the changes needed to be implemented are the following:

•	Document control system established and monitored for compliance;
•	Timely analysis of accounting treatment and disclosure requirements for contractual agreements;
•	Centralized control of cash disbursements;

●	Procedures established and personnel assigned to reconcile key accounts on a timely basis; and
●	Control function added to review reconciliations.
●	Procedures established to develop financial statements on a timely basis with the relevant disclosures

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

                We have not hired any employees other than our Chief Executive Officer and our Chief Financial Officer to operate our biodiesel division, and may not be able to hire employees capable of effectively operating the biodiesel plant, which may hinder our ability to operate profitably. Because we recently entered the biodiesel industry, we have not hired any employees. Prior to completion of the plant construction and commencement of operations, we intend to hire a significant number of full-time employees.  Following completion of the biodiesel plant, we expect certain of our employees to be in biodiesel production operations and certain of our employees to be in general management and administration.  We may not be successful in hiring employees to operate our biodiesel plant at a reasonable price.  If we are not able to hire and retain employees who can effectively operate the plant, our ability to profitably operate the plant will be adversely affected.

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

Risks Related to Biodiesel Production

                Declines in the prices of biodiesel and its co-products will have a significant negative impact on our financial performance . Our revenues will be greatly affected by the price at which we can sell our biodiesel and its co-products, primarily glycerin. These prices can be volatile as a result of a number of factors over which we have no control. These factors include the overall supply and demand for biodiesel, the price of diesel fuel, level of government support, and the availability and price of competing products. The total production of biodiesel continues to rapidly expand at this time. But, demand may not increase to meet the increase in supply. The increased production of biodiesel without corresponding increases in demand may lead to lower biodiesel prices. Any lowering of biodiesel prices may reduce our revenues.

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

                Competition from other sources of fuel may adversely affect our ability to market our biodiesel . Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed which could displace biodiesel as an environmentally-friendly alternative fuel. If diesel prices decline or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel.

          Our reliance upon third parties for our grease feedstock supply may hinder our ability to profitably produce our biodiesel . In addition to being dependent upon the availability of grease feedstock supply, we will be dependent on relationships with third parties, including feedstock suppliers. We have entered into an agreement with Environmental Energy Recycling Corp (EERC) to deliver us yellow grease and with Ashcroft Group to assist in the development and marketing of our bio-diesel product, we still anticipate requiring additional relationships to further our business plan. Assuming that we can establish additional relationships, suppliers may terminate those relationships, sell to other buyers, or enter into the biodiesel manufacturing business in competition with us. Suppliers may not perform their obligations as agreed, and we may be unable to specifically enforce our agreements. This could negatively affect our ability to create revenue.

                Concerns about fuel quality may impact our ability to successfully market our biodiesel . Industry standards impose quality specifications for biodiesel fuel. Actual or perceived problems with quality control in the industry may lead to a lack of consumer confidence in the product and hinder our ability to successfully market our biodiesel. For example, in December 2005, a batch of biodiesel that failed to meet industry specifications in Minnesota resulted in a 10-day emergency variance from the state’s 2% biodiesel requirement in order to allow for time to fix the problem. Although industry representatives attributed the problem to start-up glitches in the state’s new biodiesel plants, similar quality control issues could result in a decrease in demand for our product.

                Cold weather may cause biodiesel to gel, which could have an adverse impact on our ability to successfully market our biodiesel . The pour point for a fuel is the temperature at which the flow of the fuel stops. A lower pour point means the fuel can be effectively utilized in colder weather. The pour point of 100% soy-based biodiesel is approximately 25ºF. The pour point for tallow-based biodiesel is approximately 60ºF. The pour point for No. 2 low sulfur diesel fuel is approximately -30ºF. When diesel is mixed with soy-based biodiesel to make a 2% biodiesel blend, the pour point is -25ºF. Therefore, we believe we will need to blend soy-based biodiesel with petroleum diesel in order to provide a biodiesel product that will have an acceptable pour point in cold weather. Generally, biodiesel that is used in blends of 2% to 20% is expected to provide an acceptable pour point for colder markets comparable to the No. 2 low sulfur diesel pour point. In colder temperatures, lower blends are recommended to avoid fuel system plugging. This may cause the demand for our biodiesel in northern markets to diminish during the colder months.

The tendency of biodiesel to gel in colder weather may also result in long-term storage problems . At low temperatures, fuel may need to be stored in a heated building or heated storage tanks. This may cause a decrease in demand for our product in colder climates due to increased storage costs. This may result in decreased revenues for us.

                Automobile manufacturers and other industry groups have expressed reservations regarding the use of biodiesel, which could negatively impact our ability to market our biodiesel . Because biodiesel is a relatively new product, the research of biodiesel use in automobiles and its effect on the environment is ongoing. Some industry groups and standards, including the World Wide Fuel Charter, have recommended that blends of no more than 5% biodiesel be used for automobile fuel, due to concerns about fuel quality, engine performance problems and possible detrimental effects of biodiesel on rubber components and other engine parts. Although some manufacturers have encouraged use of biodiesel fuel in their vehicles, cautionary pronouncements by others may impact our ability to market our product.

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

Risks Related to Biodiesel Industry

                New plants under construction or decreases in the demand for biodiesel and glycerin, our co-product, may result in excess production capacity which could decrease our revenues and adversely impact our financial condition . The biodiesel manufacturing industry is experiencing rapid growth. In 2005, approximately 75 million gallons of biodiesel were produced in the United States. The National Biodiesel Board estimates that in 2006 approximately 200 to 250 million gallons of biodiesel were produced in the United States. However, many biodiesel plants do not operate at full capacity and the National Biodiesel Board estimates the current dedicated biodiesel production capacity of these plants is approximately 582 million gallons per year. Further, reported plant construction and expansion, if realized, are expected to result in another 1.4 billion gallons of annual biodiesel production capacity, for total annual production capacity of almost 2 billion gallons. Biodiesel supply may outpace biodiesel demand which could lead to decreased biodiesel prices. This could affect our ability to operate our plant profitably.

                We face substantially different risks in the biodiesel industry than do ethanol manufacturers . The ethanol industry enjoys over 5 billion gallons of annual domestic demand and a vast existing production, marketing, and transportation network. Conversely, the National Biodiesel Board estimates that in 2006 approximately 200 to 250 million gallons of biodiesel were produced in the United States. The entire diesel fuel market constitutes of only about one-third of the gasoline market as a whole. Fifty-six percent of the diesel market is the trucking industry. Acceptance of biodiesel by consumers has been slow, and the biodiesel industry has faced opposition from the trucking industry and others in regard to legislative mandates for its use. Further the retail market for biodiesel is not sufficiently developed which could lead to decreased demand for biodiesel. This could impact our ability to make a profit.

The biodiesel industry is becoming increasingly competitive and we compete with larger, better financed entities which could impact our ability to operate profitably . Commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants, and there are numerous other entities considering the construction of biodiesel plants. Nationally, the biodiesel industry may become more competitive given the substantial construction and expansion that is occurring in the industry. According to the National Biodiesel Board, as of November 2006, there were 87 active plants with 13 planning to expand their operations. There were also 65 companies planning to construct new biodiesel plants in the United States.

Competition from other lubricity additives for ultra low sulfur diesel may be a less expensive alternative to our biodiesel, which would cause us to lose market share . The Environmental Protection Agency (EPA) has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. These regulations affect all diesel fuel that will be made available for retail sale beginning in October 2006. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel which has inherent lubricating properties. Our biodiesel plant is expected to compete with producers of other diesel additives made from raw materials other than soybeans having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they achieve the desired effect in lower concentrations than biodiesel. In addition, much of the distribution infrastructure is in place for petroleum-based additives. As a result, petroleum-based additives may be more cost effective than biodiesel. This could result is less demand for biodiesel as a lubricity additive. This could negatively affect our ability to sell our biodiesel profitably.

As the production of biodiesel fuel increases there may not be an adequate supply of railroad cars or trucks to distribute the biodiesel fuel produced by our plant . As more of the biodiesel production plants under construction and in the planning phase begin production, there exists an increasingly large supply of biodiesel fuel to be distributed and there may not be an adequate supply of rail cars or trucks to distribute the fuel which is produced. This problem has affected the agriculture industry for years and there are already reports of railcar shortages becoming a problem for the biodiesel industry.

Risks Associated with Investing in our Common Stock

We have issued a substantial number of securities convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing stockholders .   As of October 31, 2009, approximately 1,396,487,000 shares of our common stock were convertible or exercisable from the following securities: (i) 1,396,487,000 shares representing shares of common stock issuable upon conversion in full of our outstanding convertible promissory notes (without regard to any limitations on conversion).   The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.

A substantial number of our convertible securities are convertible into shares of common stock at a current on price of $0.001 per share. Most of these shares are eligible for public resale.  The trading price of our common stock and our ability to raise additional financing may be adversely affected by the influx into the market of such a substantial number of shares .   As of October 31, 2009, our outstanding convertible notes were convertible into 1,396,487,000 shares of common stock at a per share conversion price equal to $0.001 per share, which is less than the current trading price of our shares.  Although many of the shares issuable upon conversion of our convertible warrants are eligible for public resale under Securities and Exchange Commission Rule 144, we have agreed to file a registration statement to cover the public resale of all of these shares.  This significant increase in number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interest of our existing shareholders.  In order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price as applicable, on similar terms.  To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

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

The issuance of shares under awards granted under existing or future employee benefit plans may cause immediate and substantial dilution to our existing stockholders.   In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we have adopted several stock incentive plans including: a 2008 Stock Incentive Plan, a 2008 California Stock Incentive Plan and a 2007 Stock Incentive Plan.  The total number of shares available for the grant of either stock options or stock awards under the each plan is 16,000,000 shares, 16,000,000 shares and 10,000,000 shares, respectively, subject to adjustment, and as of October 31, 2009, we had issued 2,740 shares, 144,535 and 9,960 shares, respectively.  We may also adopt one or more additional employee benefit plans in the future.  The issuance of shares under an employee benefit plan may result in substantial dilution to the interests of other stockholders.  There only upper limit on the number of shares that may be issued under the number of shares of common stock we may reserve under employee benefit plans is the number of shares of common stock authorized for issuance under our articles of incorporation.  The issuance of shares under current or future employee benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

Any projections used in this report may not be accurate .   Any and all projections and estimates contained in this report or otherwise prepared by us are based on information and assumptions which management believes to be accurate; however, they are mere projections and no assurance can be given that actual performance will match or approximate the projections.

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

ITEM 2.  PROPERTIES

We recently moved our executive offices to 9720 Heatherstone River Court, Townhouse 1, Estero, Florida 33928.  The space is currently provided rent-free by a creditor of the Company.

Our wholly owned affiliate, BESI, leased a building in Hawley, Pennsylvania.  The building was leased for a term of 1 year, expiring on September 15, 2008 at a rate of $2,210 per month.  The lease was not renewed.

ITEM 3.  LEGAL PROCEEDINGS

Becker Litigation .  On November 27, 2007, Martin Becker (“Becker”) commenced an action against us in the Superior Court of California, County of Los Angeles, for breach of contract, common counts, and indemnity, seeking approximately $92,000 in damages, as well as interest, fees, and costs.  The complaint alleges that the we breached a certain Reorganization and Stock Purchase Agreement dated on or about February 1, 2004 by failing to indemnify Becker as required under said agreement.  On November 14, 2008, the Company reached a settlement in principle with Becker pursuant to which the Company has agreed to issue shares of a to-be-created preferred stock with a stated value of $1.00 and a market based conversion price.  This settlement is subject to the execution of definitive documentation, which documentation would also contain a general release of all claims asserted by the parties in the Becker litigation.

Bio Solutions Manufacturing, Inc. v. Michael Motola, Andy Vasara, Steva De Vasara and Metropolitan Life Insurance Company.  On November 3, 2009, the Company commenced an action against the defendants in the United States District Court of the Central District of California, Southern Division alleging certain causes of action, including fraud, securities fraud, and negligent misrepresentation.  On December 9, 2009 and December 23, 2009, Metropolitan Life Insurance and Andy and Steva De Vasara, respectively, filed motions to dismiss which is scheduled to be heard on February 22, 2010.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
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

November 1, 2008 to October 31, 2009	High Close	Low Close
First quarter	$4.00	$0.10
Second quarter	1.89	0.06
Third quarter	0.73	0.43
Fourth quarter	0.54	0.21

November 1, 2007 to October 31, 2008	High Close	Low Close
First quarter	$120.00	$20.00
Second quarter	21.00	3.00
Third quarter	6.00	2.00
Fourth quarter	5.00	1.00

As of March 1, 2010, there were approximately 1,789 record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans.   The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of October 31, 2009:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	41,842,765	(1)(2)(3)
Total	—	$—	41,842,765	(1)(2)(3)

(1)             2008 Stock Incentive Plan.   The purpose of our 2008 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 16,000,000 shares, subject to adjustment, and as of October 31, 2009, we had issued 2,740 shares (and 8,000 options).

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

(2)             2008 California Stock Incentive Plan.   The purpose of our 2008 California Stock Incentive Plan is to advance the best interests of the company by providing those persons who are residents of California and who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 16,000,000 shares, subject to adjustment, and as of October 31, 2009, we had issued 144,535 shares.

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

(3)             2007 Stock Incentive Plan.   The purpose of our 2007 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 10,000,000 shares, subject to adjustment, and as of October 31, 2009, we had issued 9,960 shares.

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

On April 30, 2009, the Company issued 92,000 shares of Series B preferred stock in accordance with a Settlement Agreement and General Release dated April 30, 2009 in connection with the Becker litigation.On August 1, 2008, we issued 10,000 shares of our Series A Preferred Stock to our treasurer in satisfaction of $10,000 of accrued but unpaid salary.  The issuance was exempt pursuant to Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Going Concern

The financial statements contained in this report have been prepared assuming that we will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  We have incurred losses since inception and have negative cash flows from operations.  For the years ended October 31, 2009 and 2008, we incurred net losses of $927,207 and $592,439, and we have a stockholders’ deficit of $2,221,280 as of October 31, 2009.  Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products and services.  Management is pursuing various sources of equity and debt financing.  Although we plan to pursue additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us.  Failure to secure such financing may result in our inability to continue as a going concern and the impairment of the recorded long lived assets.

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

Stock-Based Employee Compensation

The Company adopted ASC 718-10. This accounting guidance requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Equity based compensation expense during the year ended October 31, 2009 is $518.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the years ended October 31, 2009 and 2008 are those of the continuing operations of Bio Solutions Manufacturing, which include BSP and BESI on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Year Ended October 31,
	2009	2008
Net sales	$—	$—
Cost of sales	—	—

Gross income (loss)	—	—

Selling, general and administrative	450,591	591,860

Operating income (loss)	$(450,591)	$(591,860)

Comparison of the Year Ended October 31, 2009 and 2008

Net sales.  Net sales for operations were $0, for the years ended October 31, 2009 and 2008.  This results from the closure of our manufacturing facility in Mississippi and the related cessation of marketing and sales of products from our Cleaning Division.  We plan to resume production of remediation products in the future.

Cost of Sales.  Cost of sales for continued operations were $0 for the years ended October 31, 2009 and 2008.  We ceased production of biological waste remediation products until further notice.  We plan to resume production of remediation products in the future.

Selling, general, and administrative.  Selling, general, and administrative expenses decreased to $450,591, or a decrease of approximately 24%, for the year ended October 31, 2009, from $591,860 for the year ended October 31, 2008.  The $141,269 decrease in selling, general, and administrative expenses primarily results from reduced professional and consulting fees ($190,191) and rent expense ($20,534) partially offset by a $92,687 bad debt expense.

Operating loss.  We incurred an operating loss of $450,591 for the year ended October 31, 2009, compared to an operating loss of $591,860 for the year ended October 31, 2008.  We had lower operating losses in the year ended October 31, 2009 as compared to the year ended October 31, 2008 because of reduced selling, general and administrative expenses noted above.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, and issuance of equity securities.  Our working capital deficit at October 31, 2009 was $2,221,280 and at October 31, 2008 it was $1,897,998.  We had cash of $3,423 as of October 31, 2009, while we had cash of $873 as of October 31, 2008.

We used $302,294 of net cash from operating activities for the year ended October 31, 2009, compared to using $130,863 in the year ended October 31, 2008.

Net cash flows provided by investing activities was $0 for the year ended October 31, 2009 compared to $0 for the year ended October 31, 2008.

Net cash flows provided by financing activities were $304,924 for the year ended October 31, 2009, compared to net cash provided by financing activities of $126,700 in the year ended October 31, 2008.  The net cash provided by financing activities is from the proceeds from our notes payable, which are net of repayments.

Loan Agreement

Since 2003, we have borrowed money from a group of third-party lenders in order to fund our operations.  As of October 31, 2009, the outstanding principal balance on these loans was approximately $1,112,222.  On November 29, 2006, we entered into a loan agreement with certain these lenders and a new lender, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated.  Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000.  Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender.  Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand.  Each note was also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, and (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion; provided, however, that the conversion price could not be less that $0. 01 per share under any circumstances.  In May 2008, the conversion price was amended to provide for a fixed conversion price of $0.001 per share.  In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require us to issue shares of our common stock in excess of our authorized and unissued shares of common stock.  The notes are secured by a first priority security interest in all of our assets.  By their terms, the holder of the notes may not convert the notes to the extent such conversion would cause the holder, together with its affiliates, to have acquired a number of shares of common stock that would exceed 4.99% of our then outstanding common stock.

Capital Requirements

The report of our independent accountants for the fiscal year ended October 31, 2009 states that we have incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.

As of October 31, 2009, we had a working capital deficit of $2,221,280.  Currently, we do not generate any revenues.  In the Biodiesel Division, we need to construct or lease biodiesel plants and we will not generate any revenues in this division until we have established plants which are operational.  The expected cost to build each biodiesel plant is $2.5 million and we do not have the capital to build such plants.  In addition, we closed the manufacturing facility for our Cleaning Division products in the second fiscal quarter of 2007 and also ceased marketing and selling such products at that time.  We need capital to relocate and open a new facility for the manufacture and subsequent sale of products in our Cleaning Division.  If we cannot raise additional debt and/or equity capital, we will be unable to generate any revenues in either our Biodiesel or Cleaning Divisions.

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

Off-Balance Sheet Arrangements

 None.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are filed under this Item 8, beginning on page F-1 of this report.

Bio-Solutions Manufacturing, Inc.

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F -3

Consolidated Statement of Operations	F - 4

Consolidated Statement of Statements of Stockholders’ (Deficit)	F - 5

Consolidated Statement of Cash Flows	F - 6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F -7 to F-16

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bio-Solutions Manufacturing, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bio-Solutions Manufacturing, Inc. as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended October 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2009 and 2008, and the results of its operations, stockholders’ deficit and cash flows for each of the years ended October 31, 2009 and 2008, in conformity with generally accepted accounting principles in the United States.

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

/s/ Sherb & Co., LLP
SHERB & CO, LLP
Certified Public Accountants

New York, New York
March 1, 2010

Bio Solutions Manufacturing Inc.
Consolidated Balance Sheets

	October 31,	October 31,
	2009	2008

Assets

Current assets:
Cash	$3,423	$873
Total current assets	3,423	873

Total assets	$3,423	$873

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,112,481	$1,045,793
Note payable	-	19,500
Convertible notes payable	1,112,222	833,578
Total current liabilities	2,224,703	1,898,871

Stockholders' (deficit):
Preferred stock, $0.00001 par value, 10,000,000 authorized,
10,000 shares of Series A issued and outstanding as of October 31, 2009
and October 31, 2008 and 92,000 and 0 shares of Series B issued and outstanding as of October 31, 2009 and 2008, respectively	1	-
Common stock, $0.00001 par value, 1,000,000,000 shares
authorized, 26,617,197 and 89,078 shares issued and outstanding as of
October 31, 2009 and 2008, respectively	266	1
Additional paid-in capital	6,806,420	6,202,761
Accumulated deficit	(9,027,967)	(8,100,760)
Total stockholders' (deficit)	(2,221,280)	(1,897,998)

Total liabilities and stockholders' (deficit)	$3,423	$873

The accompanying notes are an integral part of these consolidated financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Operations

	Years Ended October 31,
	2009	2008

Revenues	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Expenses:
General and administrative expenses	450,591	591,860
Total expenses	450,591	591,860

Net loss from operations before other expenses and
provision for income taxes	(450,591)	(591,860)

Other income (expenses):
Beneficial conversion feature (expense) income	(331,157)	55,990
Interest expense	(145,459)	(56,569)
	(476,616)	(579)

Net loss before provision for income taxes	(927,207)	(592,439)

Provision for income taxes	-	-
Net loss	$(927,207)	$(592,439)

Net loss per weighted average share
- basic and diluted	$(0.07)	$(8.89)
Weighted average number of shares
- basic and diluted	13,937,611	66,649

The accompanying notes are an integral part of these consolidated financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Stockholders' (Deficit)

	Preferred Stock Series A and B		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, October 31, 2007	-	-	46,353	$46	$5,866,824	$(7,508,321)	$(1,641,451)

Debt converted for shares			16,000	16	106,544		106,560

Series A and common shares issued for services	10,000	10	26,725	27	285,285		285,322

Beneficial conversion feature					(55,990)		(55,990)

Reclassification as a result of reincorporation		(10)		(88)	98		-

Net loss						(592,439)	(592,439)

Balance, October 31, 2008	10,000	$-	89,078	$1	$6,202,761	$(8,100,760)	$(1,897,998)

Shares issued in satisfaction of fraction shares resulting from 1-for-1,000 reverse stock split			2,019	-			-

Debt converted for shares			26,395,000	264	113,686		113,950

Shares issued for services			131,100	1	66,817		66,818

Series B shares issued for legal settlement	92,000	1			91,999		92,000

Beneficial conversion feature					331,157		331,157

Net loss						(927,207)	(927,207)

Balance, October 31, 2009	102,000	$1	26,617,197	$266	$6,806,420	$(9,027,967)	$(2,221,280)

The accompanying notes are an integral part of these consolidated financial statements.

Bio Solutions Manufacturing Inc.
Consolidated Statements of Cash Flows

	Year Ended
	October 31,
	2009	2008
Cash flows from operating activities
Net loss	$(927,207)	$(592,439)
Depreciation and amortization	-	3,570
Loss on disposition of fixed assets	-	3,320
Equity based compensation	-	285,322
Beneficial conversion feature	331,157	(55,990)
Shares issued for services provided	66,818	-
Shares issued for legal settlement	92,000	-
Shares issued for interest payment	68,250	-
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Changes in assets and liabilities:
Accounts payable	(16,998)	(11,859)
Accrued expenses	83,686	235,213
Security deposits	-	2,000
Net cash (used) by operating activities	(302,294)	(130,863)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash (used) by investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	331,157	143,649
Payments on notes payable	(26,313)	(16,949)
Net cash provided by financing activities	304,844	126,700

Net increase (decrease) in cash	2,550	(4,163)
Cash and cash equivalents – beginning	873	5,036
Cash and cash equivalents- ending	$3,423	$873

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services provided	$66,818	$285,322
Debt converted for equity	45,700	106,560
Shares issued for legal settlement	92,000	-

The accompanying notes are an integral part of these consolidated financial statements.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2009 and 2008

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company

Bio Solutions Manufacturing, Inc. (the “Company”) is a provider of waste bioremediation services. The Company operates through its wholly-owned subsidiary, and Bio-Extraction Services, Inc. (“BESI”), a development stage company acquired to focus on the production and sale of biodiesel fuel. The Company’s products are not currently being sold. The Company anticipates resuming is sales and marketing activities related to its biological waste remediation products again once it has obtained additional working capital.

Corporate Changes

On October 24, 2008, Company stockholders approved the change of the Company’s domicile from New York to Nevada by means of a merger of Bio Solutions, Manufacturing, Inc, a New York corporation with and into its wholly owned subsidiary Bio Solutions Manufacturing, Inc., a Nevada corporation, which change included, among other things, a change in the Company’s authorized capital, a change in its articles of incorporation, and a change in its bylaws. The reincorporation closed on October 31, 2008.

All current and prior share data has been changed to reflect the 1-for-1,000 reverse stock split effectuated by the Company on November 20, 2008.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended October 31, 2009 and 2008, the Company has incurred net losses of $927,207 and $592,439, respectively, and has a stockholders’ deficit of $2,221,180 as of October 31, 2009. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

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
Years Ended October 31, 2009 and 2008

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

Depreciation expense charged to operations was $0 and $3,570 in fiscal years ended October 31, 2009 and 2008, respectively.

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

Stock-Based Employee Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the years ended October 31and 2008 was $518 and $23,500, respectively.

Stock Split

On November 20, 2008, the Company effectuated a 1-for-1,000 reverse stock split.  All shares, options and warrants have been adjusted to reflect the split retroactively.

Net Loss Per Share

Basic and diluted earnings (loss) per share amounts are computed based on net income (loss) divided by the weighted average number of common shares outstanding.  Common stock equivalents attributed to the shares issuable upon conversion of the outstanding convertible debt (approximately 1,396,487,055 and 1,041,883,000 shares as of October 31, 2009 and 2008) and warrants (0 and 2,750 shares as of October 31, 2009 and 2008) and have not been included in the EPS calculation as their inclusion would be anti-dilutive.

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

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2009 and 2008

Recent Accounting Pronouncements

New Accounting Requirements and Disclosures

Accounting Standards Codification and GAAP Hierarchy — Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of September 30, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.  All references to pre-codified U.S. GAAP have been removed from this Form 10Q.

Determining Fair Value in Inactive Markets — Effective for interim and annual periods beginning after June 15, 2009, GAAP established new accounting standards for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and the identifying transactions are not orderly. The new standards apply to all fair value measurements when appropriate. Among other things, the new standards:

•	affirm that the objective of fair value, when the market for an asset is not active, is the price that would be received in a sale of the asset in an orderly transaction;

•	clarify certain factors and provide additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active;

•
provide that a transaction for an asset or liability may not be presumed to be distressed (not orderly) simply because there has been a significant decrease in the volume and level of activity for the asset or liability, rather, a company must determine whether a transaction is not orderly based on the weight of the evidence, and provide a non-exclusive list of the evidence that may indicate that a transaction is not orderly; and

•
require disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and any change in valuation technique (and the related inputs) resulting from the application of the standard, including quantification of its effects, if practicable.

These new accounting standards must be applied prospectively and retrospective application is not permitted. See Note K for disclosure of our fair value measurements.

Financial Instruments — Effective for interim and annual periods ending after June 15, 2009, GAAP established new disclosure requirements for the fair value of financial instruments in both interim and annual financial statements. Previously, the disclosure was only required annually. We adopted the new requirements as of September 30, 2009, which resulted in no change to our accounting policies, and had no effect on our results of operations, cash flows or financial position, but did result in the addition of interim disclosure of the fair values of our financial instruments. See Note 4 for disclosure of the fair value of our debt.

Subsequent Events — Effective for interim and annual periods ending after June 15, 2009, GAAP established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new requirements do not change the accounting for subsequent events; however, they do require disclosure, on a prospective basis, of the date an entity has evaluated subsequent events. We adopted these new requirements as of September 30, 2009, which had no impact on our results of operations, financial condition or cash flows.

Consolidation— Effective for interim and annual periods beginning after November 15, 2009, with earlier application prohibited, GAAP amends the current accounting standards for determining which enterprise has a controlling financial interest in a VIE and amends guidance for determining whether an entity is a VIE. The new standards will also add reconsideration events for determining whether an entity is a VIE and will require ongoing reassessment of which entity is determined to be the VIE’s primary beneficiary as well as enhanced disclosures about the enterprise’s involvement with a VIE. We are currently assessing the future impact these new standards will have on our results of operations, financial position or cash flows.

Transfers and Servicing — Effective for interim and annual periods beginning after November 15, 2009, GAAP eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. We are currently assessing the future impact these new standards will have on our results of operations, financial position or cash flows.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2009 and 2008

NOTE 2 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses are comprised of the following as of October 31, 2009 and 2008:

	October 31, 2009	October 31, 2008
Accounts payable	$355,350	$372,348
Salaries	382,764	298,298
Interest	285,514	208,305
Legal costs	-	100,000
Payroll taxes	73,576	59,669
Other	15,277	7,173
Total accrued expenses	$1,112,481	$1,045,793

NOTE 3 – NOTES PAYABLE

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

The Company issued 6,200,000 shares of common stock during the year ended October 31, 2009 for conversion of indebtedness recorded at $6,200, at a share price of $0.001 per share, pursuant to the terms of such debt agreements.  In addition, a $19,500 advance made to the Company in April 2007 was exchanged for 195,000 shares issued in August 2009 and valued at $87,750 based on the prevailing market price of the shares at the time, with $68,250 of the shares attributed to interest expense and late charges for an effective annual interest rate of 108%.

Expense of $331,157 and income of $55,990 was recorded in the year ended October 31, 2009 and 2008, respectively, that is attributed the beneficial conversion feature with this loan agreement. The notes are secured by a first priority security interest in all of the assets of the Company.

As of October 31, 2009, two note holders held the Company’s notes payable and the aggregate principal outstanding was $1,112,222. As of October 31, 2008, one note holder held the Company’s notes payable and the aggregate principal outstanding was $833,578.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2009 and 2008

NOTE 4 - EQUITY TRANSACTIONS

In connection with the October 31, 2008 closing of the transaction for the change in domicile from New York to Nevada, the articles of incorporation and bylaws of the surviving Nevada corporation are now the articles and bylaws of the Company. The new articles of incorporation have increased the Company’s authorized capitalization to 1,010,000,000 shares of which 1,000,000,000 shares are authorized as common stock, par value $0.00001 per share and 10,000,000 shares of preferred stock, par value $0.00001 per share.

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

On August 1, 2008, the Company issued 10,000 shares of Series A preferred stock to the Company’s chief financial officer in consideration of accrued and unpaid salary due her.  The Company deemed the stated value of the Series A preferred stock to be $1.00 per share.

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

On April 30, 2009, the Company issued 92,000 shares of Series B preferred stock in accordance with a Settlement Agreement and General Release dated April 30, 2009 in connection with the Becker litigation.

Common Stock

Effective with the October 31, 2008 change in the Company’s articles of incorporation, the Company has 1,000,000,000 shares of authorized common stock, of which 89,078 were issued and outstanding.  Par value was changed to $0.00001 per share from $0.001 per share.  The holders of the Company’s common stock are entitled to one vote per share of common stock held.

During fiscal 2008, the following equity transactions occurred:

The Company issued 26,725 shares of common stock for services valued at $275,322, at share prices ranging from $1.60 to $75 per share, which was at the then market price of the trading stock of the Company.

The Company issued 10,000 shares of Series A preferred stock for services valued at $10,000, at a share price of $1.00, which was deemed to be the then market price of the stock.

The Company issued 16,000 shares of common stock for conversion of indebtedness recorded at $106,560, at conversion prices ranging from $0.001 to $0.0245 per share, pursuant to the terms of such debt agreement.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2009 and 2008

NOTE 4 - EQUITY TRANSACTIONS (continued)

During fiscal 2009, the following equity transactions occurred:

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

Pursuant to the terms of the Stock Purchase Agreement, the investor agreed that it would not offer, sell, contract to sell, pledge or otherwise dispose of, (or enter into any transaction which is designed to, or might reasonably be expected to, result in the disposition (whether by actual disposition or effective economic disposition due to cash settlement or otherwise) by the investor or any affiliate of the investor or any person in privity with the investor or any affiliate of the investor), directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, and the rules and regulations of the SEC promulgated thereunder, or publicly announce an intention to effect any such transaction, with respect to the Shares for a period ending three years after the date of the Stock Purchase Agreement

The Company issued 131,100 shares of common stock in satisfaction of legal services and compensation expense valued at $66,818.

The Company issued 6,200,000 shares of common stock during the year ended October 31, 2009 for conversion of indebtedness recorded at $6,200, at a share price of $0.001 per share, pursuant to the terms of such debt agreements.  In addition, a $19,500 advance made to the Company in April 2007 was exchanged for 195,000 shares issued in August 2009 and valued at $87,750 based on the prevailing market price of the shares at the time, with $68,250 of the shares attributed to interest expense and late charges.

As of October 31, 2009, 26,617,197 shares of Company common stock were issued and outstanding.

Warrants

Warrants have been issued for equity raises only for the last years. Warrants issued before October 31, 2005 were issued for services and are fully vested.

A summary of the warrant activity of for the years ended October 31, 2009 and 2008 is as follows:

	Warrants		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2007	2,750	2,750	$800	$800
Granted Fiscal Year 2008	-	-	-	-
Exercised Fiscal Year 2008	-	-	-
Expired Fiscal Year 2008			-
Balance - October 31, 2008	2,750	2,750	800	800
Granted Fiscal Year 2009	-	-	-	-
Exercised Fiscal Year 2009	-	-	-	-
Expired Fiscal Year 2009	(2,750)	(2,750)	(800)	(800)

Balance - October 31, 2009	-	-	$-	$-

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2009 and 2008

NOTE 4 - EQUITY TRANSACTIONS (continued)

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

In August 2005, the number of shares under the 2002 Plan was increased by 3,000,000 and 400 shares were issued under the 2002 Plan. In January 2006, the 3,000,000 increase was reaffirmed and ratified by the Board of Directors when technical deficiencies in the registration statement registering the shares of stock issuable under the 2002 Plan were corrected. As of October 31, 2009, the total authorization is 3,030,000 shares, 2,540 shares have been issued under the 2002 Plan and no options have been granted.

On October 27, 2006, the Company adopted its 2006 Stock Incentive Plan (the “2006 Plan”). The Company is permitted to issue up to 6,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2009, 6,000 shares have been issued under the 2006 Plan and no options have been granted.

On October 15, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 10,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2009, 9,960 shares have been issued under the 2007 Plan and no options have been granted.

On October 30, 2007, the Company agreed to grant each officer, subject to the Company having achieved specified annual revenue targets, an option award of shares of our common stock with exercise prices ranging from $170 to $2,000 per share, which options vest upon the attainment of the specified annual revenue targets ranging from $3,000,000 to $60,000,000. No options have been issued as a result of the minimum annual revenue target not having been achieved.

 On April 22, 2008, the Company adopted its 2008 Stock Incentive Plan (the “2008 Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the 2008 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2009, 2,740 shares have been issued under the 2008 Plan.

On April 22, 2008, the Company adopted its 2008 California Stock Incentive Plan (the “California Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the California Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2009, 144,535 shares have been issued under the California Plan and no options have been granted.

In December 2006, options to purchase an aggregate of 4,000 shares of common stock at an exercise price of $300 per share were issued to consultants. The options will vest based on the number of gallons of bio-diesel alternative fuel that is converted by the Company’s bio-converter from sites introduced directly or indirectly by the consultant. As the vesting of these options are uncertain, the Company cannot value such options until a portion or all of such options have vested based on the achievement of the milestones. A summary of the non-plan option activity of for the year ended October 31, 2009 is as follows:

	Stock Options		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2007	4,000	-	$300	-
Granted Fiscal Year 2007	-	-	-	-
Exercised Fiscal Year 2007	-	-	-	-
Expired Fiscal Year 2007	-	-	-	-
Balance - October 31, 2008	4,000	-	$300	-
Granted Fiscal Year 2009	-	-	-	-
Exercised Fiscal Year 2009	-	-	-	-
Expired Fiscal Year 2009	-	-	-	-
Balance - October 31, 2009	4,000	-	$300	$-

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2009 and 2008

NOTE 4 - EQUITY TRANSACTIONS (continued)

Stock incentive plans

The following table summarizes information about options outstanding and exercisable at October 31, 2009:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$300.00	4,000	0.10	$300	-

NOTE 5 - INCOME TAXES

The provisions for income taxes for the year ended October 31, 2009 and 2008 consisted of the following:

	2009	2008
Provision benefit for income taxes
at statutory federal rate	$(340,000)	$(220,000)
Permanent timing differences	158,000	82,000
Valuation allowance change	182,000	138,000
Net Income Tax Provision	$-	$-

The reported provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% to the loss before income taxes as follows:

	October 31, 2009	October 31, 2008
Federal income taxes at statutory rate	(34)%	(34)%
State tax rate, net of federal income tax	(3)	(3)
Permanent difference	17	14
Valuation allowance	20	23
Effective income tax rate	0%	0%

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company’s ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.  The Company has not filed their federal or state income tax returns for several years.

At October 31, 2009, the Company has unused net operating losses of approximately $5,000,000 (which will begin expiring in 2019 through 2029) that may be applied, against future taxable income.

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

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2009 and 2008

NOTE 6 - RELATED PARTY TRANSACTIONS

During 2009 and 2008, there were 1,100 and 5,950 shares of common stock issued, respectively, to related parties, management and employees of the Company for services rendered. The expense for such shares issued was recorded using the then fair market value of the shares issued.

During 2008, the Company issued 10,000 shares of Series A preferred stock to its chief financial officer in satisfaction of $10,000 in salary owed.

As of October 31, 2008, the Company was obligated to repay a $19,500 advance made by a shareholder in April 2007.  In August 2009, the $19,500 advance was exchanged for 195,000 shares and valued at $87,750 based on the prevailing market price of the shares at the time, with $68,250 of the shares attributed to interest expense and late charges.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

BESI leased an office facility under a one-year non-cancelable operating lease at a rate of $2,210 per month that expired in September 2008. Net rent expense for the years ended October 31, 2009 and 2008 was $2,100 and $22,634, respectively.

Payroll Taxes

At October 31, 2009 and 2008, the Company is delinquent with remitting payroll taxes of approximately $73,576 and $59,669, respectively, including estimated penalties and interest. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further.

Employment agreements

The Company has employment agreements with the Company’s President and Chief Financial Officer. Each agreement is for an initial term of three years and provides for annual base salary during the term of the agreement of $75,000 and $54,000, respectively, provided, however, that base salary shall be increased to $150,000 and $100,000 per annum, respectively, upon closing of a private placement of the Company’s debt or equity securities resulting in gross proceeds of at least $4 million. Each officer will receive performance based bonuses upon attainment of certain gross revenue targets specified in each employment agreement. Each officer will also receive stock grants of 200, 250, 300, and 350 shares of the Company’s common stock in each of fiscal 2007, 2008, 2009 and 2010. The Company has agreed to grant each officer options to purchase 4,000 shares of our common stock with exercise prices ranging from $170 to $2,000, which options would vest upon the attainment of certain gross revenue targets, as more specifically set forth in the employment agreements. The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose. In fiscal 2007, both officers were awarded a one-time bonus of $75,000 and $54,000, respectively, which bonuses are currently accrued but have not been paid.

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

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2009 and 2008

NOTE 8 – FAIR VALUE MEASUREMENTS

Fair Value Measurements under GAAP clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy.  It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable, prepayments, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The following table sets forth the Company’s short investments as of October 31, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy.  The table is classified based on the lowest level of input that is significant to the fair value measurement:

At October 31, 2009, the carrying amounts of the notes payable approximate fair value because all of the notes have been classified to current maturity.

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Liabilities:

Convertible notes payable	$-	$-	$(1,112,222)	$(1,112,222)

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 1, 2010, and has determined that there were no subsequent events to recognize or disclose in the financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act ("Exchange Act") of 1934, the Company's management, consisting of David Bennett, the Company’s President and Chief Executive Officer (“CEO”) and Pat Spreitzer, the Company’s Chief Financial Officer, Secretary and Treasurer (“CFO”) of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended October 31, 2009. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

As of October 31, 2009, our CEO and CFO carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our CEO and CFO concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the course of the preparation of our October 31, 2009 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions, document control, account analysis and reconciliation and timely preparation of financial statements.  Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

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

In addition, our CEO and CFO have determined that no change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended October 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

Our CEO and CFO are in the process of implementing a more effective system of controls, procedures, and other changes in the areas of accounting for equity transactions, document control, account analysis, and reconciliation to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately.  Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.

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

Among the changes needed to be implemented are the following:

●	Document control system established and monitored for compliance;
●	Timely analysis of accounting treatment and disclosure requirements for contractual agreements;
●	Centralized control of cash disbursements;
●	Procedures established and personnel assigned to reconcile key accounts on a timely basis; and
●	Control function added to review reconciliations.
●	Procedures established to develop financial statements on a timely basis with relevant disclosures.

Changes in Internal Control Over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officer and Directors

Our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Position

David S. Bennett	70	Chairman of the Board of Directors, President, and Chief Executive Officer

Patricia M. Spreitzer	54	Chief Financial Officer, Secretary, Treasurer, and Director

David S. Bennett has been a director of Bio Solutions Manufacturing, Inc. and its President and Chief Executive Officer since May, 2005.  Mr. Bennett has over 25 years experience in direct sales and channel partnerships, including IBM, Oracle, and Sun Microsystems.  Most recently, he has acted as senior business development consultant for a number of specialty start-up firms.  He was Vice President and Head of North American Sales for OM Technology, Inc., a European firm.  He has generated over $50 million in software license revenues from treasury and derivative applications from over 30 banks and major financial institutions.  From 1991 through 1997, as Head of Sales for TCAM, a North American firm specializing in order management and equities trading, Mr. Bennett brought the firm into the top 5% of software firms in the United States, based upon both license and service bureau revenue streams.  He has both graduate and post graduate degrees in Economics and Education from Southampton University, U.K.  Mr. Bennett is qualified to serve on the Company’s board of directors based on his knowledge of the business and the Company’s history through his role as an officer of the Company.

Patricia M. Spreitzer has been a director of Bio Solutions Manufacturing, Inc. since March 2004 and its Chief Financial Officer, Secretary and Treasurer since November 2004.  During the period from 2001 through 2003, Ms. Spreitzer had been employed as the assistant project controller for a publicly owned international general contractor.  Prior and subsequent to such employment, she was an office manager responsible for all administrative functions including accounts receivable and accounts payable and payroll. Ms. Spreitzer  is qualified to serve on the Company’s board of directors based on her knowledge of the business and the Company’s history through her role as an officer of the Company.

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

None of our directors or executive officers has, during the past ten years:

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

Director Independence

           Our board of directors has determined that currently none of it members qualify as “independent” as the term is used in Item 407 of Regulation S-B as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200. The chairman of the board is also an officer of the Company. The Company plans to appoint an outside director as chairman in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended October 31, 2009, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer.  We will provide to any person without charge, upon request, a copy of our code of ethics.  Requests may be directed to our principal executive offices at 9720 Heatherstone River Court, Townhouse 1, Estero, FL 33928.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table—Fiscal 2009 and 2008

The table below summarizes the total compensation paid or awarded to each of the Named Executive Officers for Fiscal years 2009, 2008 and 2007.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)(3)	All Other Compensation ($)	Total ($)
David S. Bennett	2009	$75,000	(1)	-0-		$-0-		$-0-	-0-	$75,000
Chairman, President and	2008	75,000	(1)	-0-		4,500	(2)	-0-	-0-	103,500
Chief Executive Officer	2007	-0-		$75,000	(4)	48,750	(5)(6)(7)	-0-	-0-	123,750

Patricia M. Spreitzer	2009	$54,000	(8)	-0-		$-0-		$-0-	-0-	$54,000
Chief Financial Officer, Secretary	2008	54,000	(8)	-0-		14,500	(2)(9)	-0-	-0-	92,500
and Treasurer	2007	-0-		$54,000	(4)	48,750	(5)(6)(7)	-0-	-0-	102,750

(1)	$75,000 and $70,000 of this amount was accrued as salary but not paid for 2009 and 2008, respectively.
(2)
Received 450 shares of common stock in lieu of $4,500 in salary.  In addition, each officer’s employment agreement provides for a stock grant of 250 shares in Fiscal 2008, but this amount has not been paid.

(3)
On October 30, 2007, the Company agreed to grant each officer, subject to the Company having achieved specified annual revenue target, an option award of 4,000 with exercise prices ranging from $170 to $2,000.  The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose, which plan was adopted on April 22, 2008.  Our stock price was $6 on April 22, 2008. The $3,000,000 minimum annual revenue targets required to trigger an option issuance was not achieved for 2007, 2008 and 2009, therefore no options were issued.

(4)	Each officer received a one time bonuses to reflect payment equal to such employee’s annual salary for services rendered in fiscal year 2007. These bonuses have been accrued, but not paid
(5)	In October 2007, each officer received a stock award of 200 shares under the terms of its employment agreement. On the date of grant, the market value of our common stock was $120.
(6)	In January 2007, each officer received a stock award of 100 shares for services rendered as an officer. On the date of thee grant of the stock award, the market value of our common stock was $165.
(7)	In January 2007, each director received a stock award of 50 shares for services rendered as a director. On the date of thee grant of the stock award, the market value of our common stock was $165.
(8)	$48,000 of this amount was accrued as salary but not paid for 2009 and 2008, respectively.
(9)	Received 10,000 shares of Series A preferred stock in lieu of $10,000 in salary.

Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock awards and stock options granted to the Named Executive Officers in Fiscal 2009.

Name		Approval Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards:	All Other Option Awards:	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (1)
	Grant Date				Number of Shares of Stock or Units (#)	Number of Securities Underlying Options (#)
David S. Bennett	-	-	-	-	-	-	-	-

Patricia M. Spreitzer	-	-	-	-	-	-	-	-

(1)	Represents the grant date fair value of each equity award calculated in accordance with FAS 123R.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at the end of Fiscal 2009.
	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
David S. Bennett	0	0	-	-	-	-

Patricia M. Spreitzer	0	0	-	-	-	-

(1)
On October 30, 2007, the Company agreed to grant each officer, subject to the Company having achieved specified annual revenue targets, an option award of 4,000 shares of our common stock with exercise prices ranging from $170 to $2,000, which options would vest upon the attainment of certain gross revenue targets ranging from $3,000,000 to $60,000,000. The granting of the options was subject to the Company’s adoption of a stock option plan for such purpose, which plan was established on April 22, 2008. The $3,000,000 minimum annual revenue target required to trigger an option issuance was not achieved for 2009, therefore no options were issued.

Option Exercises and Stock Vested

No stock options vested or were exercised by any Named Executive Officers in Fiscal 2009.

Employment Agreements

The Company has employment agreements with the Company’s President and Chief Financial Officer. Each agreement is for an initial term of three years and provides for annual base salary during the term of the agreement of $75,000 and $54,000, respectively, provided, however, that base salary shall be increased to $150,000 and $100,000 per annum, respectively, upon closing of a private placement of the Company’s debt or equity securities resulting in gross proceeds of at least $4 million. Each officer will receive performance based bonuses upon attainment of certain gross revenue targets specified in each employment agreement. Each officer will also receive stock grants of 200, 250, 300, and 350 shares of the Company’s common stock in each of fiscal 2007, 2008, 2009 and 2010. The Company has agreed to grant each officer options to purchase 4,000 shares of our common stock with exercise prices ranging from $170 to $2,000, which options would vest upon the attainment of certain gross revenue targets, as more specifically set forth in the employment agreements. The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose. In fiscal 2007, both officers were awarded a one-time bonus of $75,000 and $54,000, respectively, which bonuses are currently accrued but have not been paid.

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

Potential Payments upon Termination

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

(5)
Based upon current base salary of $54,000; provided, however, that Ms. Spreitzer’s base salary increases to (i)  $84,000 upon closing of a private placement of the Company’s debt and/or equity securities resulting in gross proceeds to the Company of at least $4,000,000 and (ii) $100,000 upon satisfaction of (i) and provided that Ms. Spreitzer devotes 100% of her time to the Company.

Compensation of Directors

Our directors did not receive any compensation for their services as a director in 2009.   All directors are entitled to reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 9, 2010 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Name And Address (1)	Number Of Common Shares Beneficially Owned	Percentage Owned (2)	Number Of Series A Preferred Shares Beneficially Owned	Percentage Owned (2)	Percentage of Total Voting Power (3)

David S. Bennett	785	*	-	-	*
Patricia M. Spreitzer	1,000	*	10,000	100%	99.9%

All directors and officers as a group (2 persons)	1,785	*	10,000	100%	99.9%

*Less than 1%
(1)	Unless otherwise noted, the address is c/o Bio Solutions Manufacturing, Inc., 9720 Heatherstone River Court, Townhouse 1, Estero, FL 33928.
(2)	Based on 26,616,097 common shares and 10,000 series A preferred shares issued and outstanding on February 12, 2010.
(3)
Holders of our common stock are entitled to one vote per share, for a total of 26,616,097 votes. Holders of our series A preferred stock are entitled to the number of votes on such matters equal to the product of (a) the number of shares of the series A preferred stock held by such holder, (b) the number of issued and outstanding shares of our  common stock, on a fully-diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002.  Our convertible notes currently convert into 1,396,487,000 shares of common stock.  Accordingly the series A preferred are entitled to a total of 2,792,974,000 votes.

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

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

On October 30, 2007, we entered into an agreement with Peter Chapin, the then President of BESI, under which we agreed to issue him 250 shares of common stock as additional consideration for his indirect sale of the business of BESI to us and for his assistance in connection with the settlement of the BESI litigation.  In addition, we agreed to issue an additional 500 shares in connection therewith upon the earlier of April 30, 2008 or the satisfaction of certain performance criteria.

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

 On August 1, 2008, we issued 10,000 shares of Series A Preferred Stock to our CFO and treasurer in satisfaction of $10,000 of accrued but unpaid salary.

Director Independence

For our description of director independence, see “Director Independence” under the section entitled “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” above.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Sherb & Co., LLP billed us $20,250 in fees for our 2009 annual audit and for the review of our quarterly financial statements for 2009 and $27,500 in fees for our 2008 annual audit and for the review of our quarterly financial statements for 2008.

Audit-Related Fees

We did not pay any fees to Sherb & Co., LLP for assurance and related services that are not reported under Audit Fees above in 2009 or 2008.

Tax Fees

We did not pay any fees to Sherb & Co., LLP for tax compliance, tax advice or tax planning in 2009 or 2008.

All Other Fees

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Sherb & Co., LLP and the estimated fees related to these services.

PART IV

ITEM 15.  EXHIBITS

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

3.1	Amended and Restated Articles of Incorporation of Bio Solutions Manufacturing, Inc. incorporated by reference to our Information Statement on Form 14C filed on September 16, 2008 (File No. 001-32044).

3.4	Amended and Restated Bylaws of Bio Solutions Manufacturing, Inc. incorporated by reference to our Information Statement on Form 14C filed on September 16, 2008 (File No. 001-32044).

3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2009)

4.1	Specimen Certificate of Bio Solutions Manufacturing, Inc.’s common stock, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

4.2	Form of Unit Purchase Agreement among Bio Solutions Manufacturing, Inc., and various purchasers, incorporated by reference to our Quarterly Report on Form 10-QSB filed on June 21, 2006.

4.3	Form of convertible secured promissory note, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

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

10.16	Stock Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 2, 2009).

10.17	Settlement Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2009).

21.1	Subsidiaries of Bio Solutions Manufacturing, Inc., filed herewith.

23.1	Consent of Independent Public Accountants, Sherb & Co., LLP, filed herewith.

31.1	Certification of David S. Bennett pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Patricia M. Spreitzer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of David S. Bennett pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Patricia M. Spreitzer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO SOLUTIONS MANUFACTURING, INC.

By:	/s/ David S. Bennett
March 5, 2010	David S. Bennett
President, Chief Executive Officer, and Chairman

/s/ Pat Spreitzer
Pat Spreitzer Chief Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ David S. Bennett	Chief Executive Officer, President and Director	March 5, 2010
David S. Bennett

/s/ Patricia M. Spreitzer	Chief Financial Officer, Secretary, Treasurer and Director	March 5, 2010
Patricia M. Spreitzer