Form 10-Q
period 2010-01-31
BIO SOLUTIONS MANUFACTURING, INC.
filed 2010-03-12
CIK 1128581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

9720 Heatherstone River Court
Townhouse 1
Estero, FL 33928
(Address of principal executive offices)

Issuer’s telephone number:   (888) 880-0994
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter ☐		Accelerated filter ☐

Non-accelerated filter ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes   ☐   No   ☒
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 12, 2010, 26,682,819 shares of our common stock were issued and outstanding.

Transitional Small Business Disclosure Format:    Yes   ☐ No    ☒

PART 1:	FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Bio Solutions Manufacturing Inc.
Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash	$-	$3,423
Total current assets	-	3,423

Total assets	$-	$3,423

Liabilities and Stockholders' (Deficit)

Current liabilities:
Bank overdraft	$4,123	$-
Accounts payable and accrued expenses	1,170,725	1,112,481
Convertible notes payable	1,183,437	1,112,222
Total current liabilities	2,358,285	2,224,703

Stockholders' (deficit):
Preferred stock, $0.00001 par value, 10,000,000 authorized,
10,000 shares of Series A issued and outstanding as of January 31, 2010 and October 31, 2009
and 92,000 shares of Series B issued and outstanding as of January 31, 2010 and October 31, 2009	1	1
Common stock, $0.00001 par value, 1,000,000,000 shares
authorized, 26,617,197 shares issued and outstanding as of
January 31, 2010 and October 31, 2009	266	266
Additional paid-in capital	6,879,020	6,806,420
Accumulated deficit	(9,237,572)	(9,027,967)
Total stockholders' (deficit)	(2,358,285)	(2,221,280)

Total liabilities and stockholders' (deficit)	$-	$3,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio Solutions Manufacturing Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended January 31,
	2010	2009

Revenues	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Expenses:
General and administrative expenses	113,914	133,930
Total expenses	113,914	133,930

Net loss from operations before other expenses and
provision for income taxes	(113,914)	(133,930)

Other expenses:
Beneficial conversion feature expense	(72,600)	-
Interest expense	(23,091)	(15,530)
	(95,691)	(15,530)

Net loss before provision for income taxes	(209,605)	(149,460)

Provision for income taxes	-	-
Net loss	$(209,605)	$(149,460)

Net loss per weighted average share
- basic and diluted	$(0.01)	$(1.65)
Weighted average number of shares
- basic and diluted	26,617,197	90,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio Solutions Manufacturing Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	January 31,
	2010	2009

Net cash (used) by operating activities	$(70,548)	$(47,059)

Net cash (used) by investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	72,600	49,000
Payments on notes payable	(5,475)	(1,518)
Net cash provided by financing activities	67,125	47,482

Net (decrease) increase in cash	(3,423)	423
Cash and cash equivalents – beginning	3,423	873
Cash and cash equivalents- ending	$-	$1,296

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended January 31, 2010 and 2009

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Bio Solutions Manufacturing, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the fiscal year ended October 31, 2009 as reported in the 10-K have been omitted.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended October 31, 2009 and 2008, the Company has incurred net losses of $927,207 and $592,439, respectively, and has a stockholders’ deficit of $2,221,280 as of October 31, 2009. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

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

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended January 31, 2010 and 2009

NOTE 2 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses are comprised of the following as of January 31, 2010 and October 31, 2009:

	January 31, 2010	October 31, 2009
Accounts payable	$362,063	$355,350
Salaries	398,735	382,764
Interest	308,605	285,514
Payroll taxes	76,043	73,576
Other	25,279	15,277
Total accrued expenses	$1,170,725	$1,112,481

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

Expense of $72,600 and $0 was recorded in the three months ended January 31, 2010 and 2009, respectively, that is attributed the beneficial conversion feature with this loan agreement. The notes are secured by a first priority security interest in all of the assets of the Company.

As of January 31, 2010 and October 31, 2009, two note holders held the Company’s notes payable and the aggregate principal outstanding was $1,183,437 and $1,112,222.

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
Three Months Ended January 31, 2010 and 2009

NOTE 4 - EQUITY TRANSACTIONS (continued)

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

On April 30, 2009, the Company issued 92,000 shares of Series B preferred stock in accordance with a Settlement Agreement and General Release dated April 30, 2009 in connection with the Becker litigation.  For the three months ended January 31, 2010, the Company received notices to convert 3,000 Series B preferred shares into Company common stock (See Note 9 – Subsequent Events).

Common Stock

Effective with the October 31, 2008 change in the Company’s articles of incorporation, the Company has 1,000,000,000 shares of authorized common stock, of which 89,078 were issued and outstanding.  Par value was changed to $0.00001 per share from $0.001 per share.  The holders of the Company’s common stock are entitled to one vote per share of common stock held.

As of January 31, 2010 and October 31, 2009, 26,617,197 shares of Company common stock were issued and outstanding.

Warrants

Warrants have been issued for equity raises only for the last years. Warrants issued before October 31, 2005 were issued for services and are fully vested.  All warrants issued have expired in the fiscal year ended October 31, 2009.

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

In August 2005, the number of shares under the 2002 Plan was increased by 3,000,000 and 400 shares were issued under the 2002 Plan. In January 2006, the 3,000,000 increase was reaffirmed and ratified by the Board of Directors when technical deficiencies in the registration statement registering the shares of stock issuable under the 2002 Plan were corrected. As of January 31, 2010, the total authorization is 3,030,000 shares, 2,540 shares have been issued under the 2002 Plan and no options have been granted.

On October 27, 2006, the Company adopted its 2006 Stock Incentive Plan (the “2006 Plan”). The Company is permitted to issue up to 6,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of January 31, 2010, 6,000 shares have been issued under the 2006 Plan and no options have been granted.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended January 31, 2010 and 2009

NOTE 4 - EQUITY TRANSACTIONS (continued)

On October 15, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 10,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of January 31, 2010, 9,960 shares have been issued under the 2007 Plan and no options have been granted.

 On April 22, 2008, the Company adopted its 2008 Stock Incentive Plan (the “2008 Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the 2008 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of January 31, 2010, 2,740 shares have been issued under the 2008 Plan.

On April 22, 2008, the Company adopted its 2008 California Stock Incentive Plan (the “California Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the California Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of January 31, 2010, 144,535 shares have been issued under the California Plan and no options have been granted.

In December 2006, options to purchase an aggregate of 4,000 shares of common stock at an exercise price of $300 per share were issued to consultants. The options vested based on the number of gallons of bio-diesel alternative fuel that is converted by the Company’s bio-converter from sites introduced directly or indirectly by the consultant. As the vesting of these options did not occur during the terms of the options, the Company did not value such options, which are expired as of January 31, 2010. A summary of the non-plan option activity of for the three months ended January 31, 2010 is as follows:

	Stock Options		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2009	4,000	-	$300	-
Granted Fiscal Year 2010	-	-	-	-
Exercised Fiscal Year 2010	-	-	-	-
Expired Fiscal Year 2010	(4,000)	-	(300)	-
Balance – January 31, 2010	-	-	$-	$-

NOTE 5 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company’s ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.  The Company has not filed their federal or state income tax returns for several years.

At January 31, 2010, the Company has unused net operating losses of approximately $5,000,000 (which will begin expiring in 2019 through 2029) that may be applied, against future taxable income.

Due to the changes in ownership over the years for the various acquisitions, debt conversions and equity financings, the Company may have triggered a Section 382 limitation on the utilization of such net operating loss carryforwards. The Company has not performed such an evaluation to determine whether the net operating loss carryforwards have been limited.

NOTE 6 - RELATED PARTY TRANSACTIONS

During 2009, there were 1,100 shares of common stock issued, respectively, to related parties, management and employees of the Company for services rendered. The expense for such shares issued was recorded using the then fair market value of the shares issued.

During 2008, the Company issued 10,000 shares of Series A preferred stock to its chief financial officer in satisfaction of $10,000 in salary owed.

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended January 31, 2010 and 2009

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Payroll Taxes

At January 31, 2010 and October 31, 2009, the Company is delinquent with remitting payroll taxes of approximately $76,043 and $73,576, respectively, including estimated penalties and interest. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further.

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

Legal matters

On November 27, 2007, Martin Becker (“Becker”) commenced an action against the Company in the Superior Court of California, County of Los Angeles, for breach of contract, common counts, and indemnity, seeking approximately $92,000 in damages, as well as interest, fees, and costs. The complaint alleges that the Company breached a certain Reorganization and Stock Purchase Agreement dated on or about February 1, 2004 by failing to indemnify Becker as required under said agreement.  Pursuant to a Settlement Agreement and General Release dated April 30, 2009, the Company issued 92,000 shares of Series B preferred stock having a stated value of $1.00 and a market based conversion price and the Company received a general release of all claims asserted by the parties in the Becker litigation.  During the three months ended January 31, 2010, the Series B preferred stock holder submitted requests to convert 3,000 shares of Series B preferred stock into common stock, which the Company issued on March 11, 2010.  The Series B holder and the Company are discussing the issuance of approximately 12,500 additional shares of Company common stock as consideration for the delay in issuance.

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

BIO SOLUTIONS MANUFACTURING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended January 31, 2010 and 2009

 NOTE 8 – FAIR VALUE MEASUREMENTS (continued)

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

The following table sets forth the Company’s short investments as of January 31, 2010, which are measured at fair value on a recurring basis by level within the fair value hierarchy.  The table is classified based on the lowest level of input that is significant to the fair value measurement:

At January 31, 2010, the carrying amounts of the notes payable approximate fair value because all of the notes have been classified to current maturity.

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value

Liabilities:
Convertible notes payable	$-	$-	$(1,183,437)	$(1,183,437)

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing (March 12, 2010).

On March 11, 2010, the Company issued 65,622 shares of Company common stock in satisfaction of notices to convert 5,000 shares of Series B preferred stock, which includes notices to convert 3,000 Series B preferred shares during the three months ended January 31, 2010.

Since January 31, 2010, the Company has borrowed an additional $41,300 from a note holder and has repaid $7 to a note holder.

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

Our business consists of a Biodiesel Division, through which we intend to produce, develop, and sell biodiesel fuel.  In the second quarter of our 2007 fiscal year, we ceased production of biological waste remediation products until further notice and in the fourth quarter of our 2007 fiscal year, we terminated our selling arrangement with BSFC. We plan to resume production of remediation products in the future.

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

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the three months ended January 31, 2010 and 2009 are those of the continuing operations of Bio Solutions Manufacturing, which includes BESI on a consolidated basis
The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Three Months Ended
	January 31,
	2010	2009
Net sales	$-	$-
Cost of sales	-	-

Gross income	-	-

Selling, general and administrative	113,914	133,930

Operating (loss)	$(113,914)	$(133,930)

Comparison of the Three Months Ended January 31, 2010 and 2009

Net sales.   Net sales for operations were $0, for the three months ended January 31, 2010 and $0 for the three months ended January 31, 2009.  The difference of $0 or 0% was due to there having been no sales in either three-month period.

Cost of Sales.   Cost of sales for continued operations were $0, for the three months ended January 31, 2010 and $0 for the three months ended January 31, 2009.  The difference of $0 or 0% was due to there having been no sales in either three-month period.

Selling, general, and administrative.   Selling, general, and administrative expenses were $113,914 for the three months ended January 31, 2010 and $133,930 for the three months ended January 31, 2009.  The difference of $20,016 or 15% was primarily due to cost eliminations.

Operating loss.   Operating losses incurred were $113,914, for the three months ended January 31, 2010 and $133,930 for the three months ended January 31, 2009.  The difference of $20,016 or 15% was primarily due to cost eliminations.

Loss from Beneficial Conversion Feature.   Loss from beneficial conversion features were $72,600, for the three months ended January 31, 2010 and $0 for the three months ended January 31, 2009.  The difference of $72,600 was due to $72,600 in new borrowings under terms containing a beneficial conversion feature.

Interest expense.   Interest expense were $23,091, for the three months ended January 31, 2010 and $15,530 for the three months ended January 31, 2009.  The difference of $7,561 or 49% was primarily due to our having a greater amount of outstanding borrowings during the current three-month period.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities.  Our working capital deficit at January 31, 2010 was $2,358,285, at October 31, 2009 was $2,221,280.  We had cash of $0 at January 31, 2010, and $3,423 as of October 31, 2009.

We used $70,548 of net cash from operating activities for the three months ended January 31, 2010, compared to using $47,059 in the three months ended January 31, 2009.

Net cash flows used in investing activities was $0 for the three months ended January 31, 2010 and $0 for the three months ended January 31, 2009.

Net cash flows provided by financing activities were $67,125 for the three months ended January 31, 2010, compared to net cash provided by financing activities of $47,482 in the year three months ended January 31, 2009.  The net cash provided by financing activities is from the proceeds from our lines of credit and notes payable, which are net of repayments.

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

As of January 31, 2010, we had a working capital deficit of $2,358,285.  Currently, we do not generate any revenues.  In the Biodiesel Division, we need to construct or lease biodiesel plants and we will not generate any revenues in this division until we have established plants which are operational.  The expected cost to build each biodiesel plant is $2.5 million and we do not have the capital to build such plants.  In addition, we closed the manufacturing facility for our Cleaning Division products in the second fiscal quarter of 2007 and also ceased marketing and selling such products at that time.  We need capital to open a new facility for the manufacture and subsequent sale of cleaning products.  If we cannot raise additional debt and/or equity capital, we will be unable to generate any revenues.

We believe that, as of the date of this report, our existing working capital and cash flows generated from operations will be insufficient to fund our plan of operations over the next 12 months, and accordingly, we will need to obtain additional financing.

As set forth above, we have entered into a loan agreement with various third party lenders, under which these lenders, in their sole and absolute discretion, can lend to us up to $2,000,000.  However, such loans are completely discretionary with the lenders, and as of the date hereof, we have received no commitment from these lenders to advance us additional funds.

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

ITEM 4T – CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company's management, consisting of David Bennett, the Company’s Chief Executive Officer and President (“CEO”) and Pat Spreitzer, the Company’s Chief Financial Officer, Secretary and Treasurer (“CFO”), carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended January 31, 2010. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, consisting of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended January 31, 2010. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended January 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Bio Solutions Manufacturing, Inc. v. Michael Motola, Andy Vasara, Steva De Vasara and Metropolitan Life Insurance Company. On November 3, 2009, the Company commenced an action against the defendants in the United States District Court of the Central District of California, Southern Division alleging certain causes of action, including fraud, securities fraud, and negligent misrepresentation. On December 9, 2009 and December 23, 2009, Metropolitan Life Insurance and Andy and Steva De Vasara, respectively, filed motions to dismiss which are currently pending.

Becker Litigation.  On November 27, 2007, Martin Becker (“Becker”) commenced an action against the Company in the Superior Court of California, County of Los Angeles, for breach of contract, common counts, and indemnity, seeking approximately $92,000 in damages, as well as interest, fees, and costs. The complaint alleges that the Company breached a certain Reorganization and Stock Purchase Agreement dated on or about February 1, 2004 by failing to indemnify Becker as required under said agreement.  Pursuant to a Settlement Agreement and General Release dated April 30, 2009, the Company issued 92,000 shares of Series B preferred stock having a stated value of $1.00 and a market based conversion price and the Company received a general release of all claims asserted by the parties in the Becker litigation.  Since October 31, 2009, the Series B preferred stock holder submitted requests to convert 5,000 shares of Series B preferred stock into 65,622 shares common stock, which the Company issued on March 11, 2010.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

 None.

ITEM 4 – RESERVED

ITEM 5 – OTHER INFORMATION

 None.

ITEM 6 - EXHIBITS

a. (a)	The following exhibits are filed with this report.

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 12, 2010	/s/ David S. Bennett
By: David S. Bennett
Its: Chief Executive Officer, President and Director (Principal Executive Officer)

Dated:	March 12, 2010	/s/ Patricia M. Spreitzer
By: Patricia M. Spreitzer
Its: Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)