Form 10-Q
period 2010-04-30
Todays Alternative Energy Corp
filed 2010-06-14
CIK 1128581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________ to _________________

Commission File No.: 000-33229

TODAYS ALTERNATIVE ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

BIO SOLUTIONS MANUFACTURING, INC.
(Former Name)
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

As of June 14, 2010, there were 26,785,123 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐ No    ☒

PART 1:	FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Todays Alternative Energy Corporation
(Formerly Bio Solutions Manufacturing, Inc.)
Condensed Consolidated Balance Sheets

	April 30,	October 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash	$7,477	$3,423
Total current assets	7,477	3,423

Total assets	$7,477	$3,423

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,164,749	$1,112,481
Convertible notes payable	1,292,004	1,112,222
Total current liabilities	2,456,753	2,224,703

Stockholders' (deficit):
Preferred stock, $0.00001 par value, 10,000,000 authorized,10,000 shares of Series A issued and outstanding as of April 30, 2010 and October 31, 2009 and 86,000 and 92,000 shares of Series B issued and outstanding as of April 30, 2010 and October 31, 2009, respectively	1	1
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 26,722,803 and 26,617,197shares issued and outstanding as of April 30, 2010 and October 31, 2009, respectively	267	266
Additional paid-in capital	6,992,664	6,806,420
Accumulated deficit	(9,442,208)	(9,027,967)
Total stockholders' (deficit)	(2,449,276)	(2,221,280)

Total liabilities and stockholders' (deficit)	$7,477	$3,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Todays Alternative Energy Corporation
(Formerly Bio Solutions Manufacturing, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ending		Six Months Ending
	April 30,		April 30,
	2010	2009	2010	2009

Revenues	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Expenses:
General and administrative expenses	66,635	95,953	180,549	229,883
Total expenses	66,635	95,953	180,549	229,883

Net loss from operations before other expenses and provision for income taxes	(66,635)	(95,953)	(180,549)	(229,883)

Other expenses:
Beneficial conversion feature expense	(113,644)	(122,552)	(186,244)	(122,552)
Interest expense	(24,357)	(20,105)	(47,448)	(35,635)
	(138,001)	(142,657)	(233,692)	(158,187)

Net loss before provision for income taxes	(204,636)	(238,610)	(414,241)	(388,070)

Provision for income taxes	-	-	-	-
Net loss	$(204,636)	$(238,610)	$(414,241)	$(388,070)

Net loss per weighted average share - basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.10)
Weighted average number of shares - basic and diluted	26,661,251	7,731,285	26,638,859	3,847,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Todays Alternative Energy Corporation
(Formerly Bio Solutions Manufacturing, Inc.)
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	April 30,
	2010	2009

Net cash used by operating activities	$(153,709)	$(117,743)

Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	163,238	122,552
Payments on notes payable	(5,475)	(5,153)
Net cash provided by financing activities	157,763	117,399

Net increase (decrease) increase in cash	4,054	(344)
Cash and cash equivalents – beginning	3,423	873
Cash and cash equivalents – ending	$7,477	$529

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for legal settlement	$-	$92,000
Shares issued for services provided	$-	$66,300
Debt converted to equity	$-	$20,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TODAYS ALTERNATIVE ENERGY CORPORATION
(FORMERLY BIO SOLUTIONS MANUFACTURING, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED APRIL 30, 2010 AND 2009

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Todays Alternative Energy Corporation (formerly Bio Solutions Manufacturing, Inc.) (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited condensed consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the fiscal year ended October 31, 2009 as reported in the 10-K have been omitted.

The Company has presented this Form 10-Q in condensed manner, hence certain reclassifications have been made to the prior comparable period to conform to this period’s presentation.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bio-Extraction Services, Inc. (“BESI”). Significant inter-company accounts and transactions have been eliminated.

The company has adopted the fiscal year end of October 31.

Nature of Business and History of Company

The Company is a provider of waste bioremediation services. The Company operates through its wholly-owned subsidiary, BESI, a development stage company acquired to focus on the production and sale of biodiesel fuel. The Company’s products are not currently being sold. The Company anticipates resuming its sales and marketing activities related to its biological waste remediation products again once it has obtained additional working capital.

Corporate Changes

On October 24, 2008, the Company stockholders approved the change of the Company’s domicile from New York to Nevada by means of a merger of Bio Solutions Manufacturing, Inc, a New York corporation with and into its wholly owned subsidiary Todays Alternative Energy Corporation (Formerly Bio Solutions Manufacturing, Inc.), a Nevada corporation, which change included, among other things, a change in the Company’s authorized capital, a change in its articles of incorporation, and a change in its bylaws. The reincorporation closed on October 31, 2008.

All current and prior share data has been changed to reflect the 1-for-1,000 reverse stock split effectuated by the Company on November 20, 2008.

On April 19, 2010, holders of the majority of the voting power of the outstanding stock of Bio-Solutions Manufacturing, Inc. as of April 16, 2010, voted in favor of changing the Company’s name to Todays Alternative Energy Corporation.  On June 9, 2010, the Company filed a certificate of amendment with the Secretary of State of Nevada in order to effect the name change.  As of the date of this quarterly report, the Financial Industry Regulatory Authority (“FINRA”) has not effected a change in the Company’s trading symbol.

Revenue Recognition

The Company recognizes revenue from product sales based on four basic criteria which must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Consideration Paid to Customers

The Company offers our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales. No customer incentives are included in sales for the three and six months ended April 30, 2010 and 2009.

 Use of Estimates

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For the purpose of the accompanying unaudited condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Inventories / Cost of Goods Sold

The Company has adopted a policy to record inventory at the lower of cost or market determined by the first-in-first-out method. The elements of cost that comprise inventory and cost of good sold are FOB shipping point costs, freight and destination charges, customs and importation fees and taxes, customer broker fees (if any) and other related costs. Warehousing costs are charged to cost of goods in the period the costs are incurred. The Company provides inventory allowances based on estimates of obsolete inventories.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. As of April 30, 2010 and October 31, 2009 the allowance for doubtful accounts was $0 and $0, respectively.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment would be recorded at cost and depreciated using the straight-line method over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less disposal costs.

Advertising

The Company charges the costs of advertising to expenses as incurred. The Company charged $0 and $0 to operations for the six months ended April 30, 2010 and 2009, respectively.

Research and Development

All research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for the three and six months ended April 30, 2010 and 2009, respectively.

Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 1,624,966,664 and 1,194,415,700, respectively at April 30, 2010 and 2009, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company’s current liabilities exceed its current assets by $2,449,276 as of April 30, 2010. The Company has incurred a net loss of $414,241 and used $153,709 in cash flows for operations during the six months ended April 30, 2010.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Recent accounting pronouncements

New Accounting Requirements and Disclosures

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended October 31, 2009 and 2008, the Company has incurred net losses of $927,207 and $592,439, respectively, and has a stockholders’ deficit of $2,221,280 as of October 31, 2009. For the six months ended April 30, 2010 and 2009, the Company has incurred net losses of $414,241 and $388,070, respectively, and has a stockholders’ deficit of $2,449,276 as of April 30, 2010. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

The Company has significantly reduced its operating expenses in order to minimize the cash required to maintain operations while it seeks financing needed to operate its Biodiesel Division and Cleaning Division.  Currently, the Company employees consist of its CEO and CFO.  To conserve cash, minimize borrowing and minimize overhead costs, the Company is outsourcing certain administrative and operating activities under an arrangement that allows it to pay for the services with shares of Company common stock.  The Company continues to need to borrow cash from time to time in order to pay its operating costs while it seeks substantial financing needed to generate sales from its Biodiesel Division and Cleaning Division.  The Company anticipates future losses from operations as a result of ongoing overhead expenses incurred while it attempts to resume selling activities.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

 NOTE 2 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	April 30, 2010	October 31, 2009
Accounts payable	$282,123	$355,350
Salaries	415,877	382,764
Interest	332,962	285,514
Payroll taxes	78,510	73,576
Other	55,277	15,277
Total accrued expenses	$1,164,749	$1,112,481

NOTE 3 – CONVERTIBLE NOTES PAYABLE

On November 29, 2006, the Company entered into a loan agreement with certain existing third-party lenders and a new lender, pursuant to which the Company borrowed approximately $164,000 and certain outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to the Company, up to an aggregate total of $1,000,000 per lender. Each note was convertible into shares of the Company’s common stock at a conversion rate equal to the lower of (a) $0.05 per share, or (b) seventy percent (70%) of the three day average of the closing bid price of the Company’s common stock immediately prior to conversion, although such conversions could not be less than $0.01 per share, in any circumstances. In May 2008, the conversion price was amended to provide a fixed conversion price of $0.001 per share. In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require the Company to issue shares of its common stock in excess of its authorized and unissued shares of common stock. The notes were transferred to a single entity.

Expenses of $113,664 and $122,552 were recorded in the three months ended April 30, 2010 and 2009, respectively and expenses of $186,244 and $122,552 were recorded in the six months ended April 30, 2010, respectively, all of which were attributed to the beneficial conversion feature with this loan agreement. The notes are secured by a first priority security interest in all of the assets of the Company.

As of April 30, 2010 and October 31, 2009, two note holders held the Company’s notes payable and the aggregate principal outstanding was $1,292,004 and $1,112,222, respectively.

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

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock. The Company’s board of directors is expressly authorized to provide for the issue of all or any of the shares of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designations, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be adopted by the board of directors and as may be permitted by law.

On July 25, 2008, the Company created a series of preferred stock of the Company known as Series A preferred stock, par value $0.001 per share. In connection with the change in domicile, the par value was reduced to $0.00001 per share on October 31, 2008. The Series A preferred stock is not convertible. Holders of the Series A preferred stock do not have any preferential dividend or liquidation rights. The shares of Series A preferred stock are not redeemable. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A preferred stock shall be entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series A preferred stock held by such holder, (b) the number of issued and outstanding shares of Company common stock, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002.

On August 1, 2008, the Company issued 10,000 shares of Series A preferred stock to the Company’s chief financial officer in consideration of accrued and unpaid salary due her. The Company deemed the stated value of the Series A preferred stock to be $1.00 per share.

On April 29, 2009, the Company created a series of preferred stock of the company known as Series B preferred stock, par value $0.00001 per share. The Series B preferred stock has a stated value of $1.00 per shares and is convertible into shares of common stock at a conversion rate equal to the average of the Per Shares Market Values (as defined) during the 10 trading days immediately prior to conversion. No holder of Series B preferred stock may convert more than 1,000 shares of its Series B preferred stock in any given month and collectively the holders of Series B preferred stock may not convert more than 4,000 shares in any calendar month. In addition, holders of the Series B preferred stock may not convert such shares into common stock if as a result of such conversion the holder would hold in excess of 4.99% shares of Company issued and outstanding common stock. The Series B preferred stock does not contain any voting, liquidation, dividend or preemptive rights.

On April 30, 2009, the Company issued 92,000 shares of Series B preferred stock in accordance with a Settlement Agreement and General Release dated April 30, 2009 in connection with the Becker litigation. During the three months ended April 30, 2010, the Series B preferred stock holder converted 6,000 shares of Series B preferred stock into 105,606 shares of common stock.

Common Stock

Effective with the October 31, 2008 change in the Company’s articles of incorporation, the Company has 1,000,000,000 shares of authorized common stock. Par value was changed to $0.00001 per share from $0.001 per share. The holders of the Company’s common stock are entitled to one vote per share of common stock held.

As of April 30, 2010 and October 31, 2009, there were 26,722,803 and 26,617,197 shares of Company common stock issued and outstanding, respectively.

Warrants

All warrants issued have expired in the fiscal year ended October 31, 2009.

Stock incentive plans

On April 19, 2002, the Company adopted the 2002 Omnibus Securities Plan (the “2002 Plan”). Under the plan, the Company may grant options or issue stock to selected employees, directors, and consultants up to 30,000 shares. The exercise price of each option is at the discretion of the Board of Directors but can not be less than 85% of the fair market value of a share at the date of grant (100% of fair market value for 10% stockholders). The vesting period of each option granted is also at the discretion of the Board of Directors, but each option granted shall vest at a rate of no less than 20% per year from date of grant.

In August 2005, the number of shares under the 2002 Plan was increased by 3,000,000 and 400 shares were issued under the 2002 Plan. In January 2006, the 3,000,000 increase was reaffirmed and ratified by the Board of Directors when technical deficiencies in the registration statement registering the shares of stock issuable under the 2002 Plan were corrected. As of April 30, 2010, there were 3,030,000 shares authorized under the 2002 Plan, 2,540 shares issued and no options granted.

On October 27, 2006, the Company adopted its 2006 Stock Incentive Plan (the “2006 Plan”). The Company is permitted to issue up to 6,000,000 shares of common stock under the 2006 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of April 30, 2010, there were 6,000 shares issued under the 2006 Plan and no options have been granted.

In December 2006, options to purchase an aggregate of 4,000 shares of common stock at an exercise price of $300 per share were issued to consultants. The options vested based on the number of gallons of bio-diesel alternative fuel that was converted by the Company’s bio-converter from sites introduced directly or indirectly by the consultant. As the vesting of these options did not occur during the terms of the options, the Company did not value such options, which has expired as of January 31, 2010. A summary of the non-plan option activity for the three months ended April 30, 2010 is as follows:

	Stock Options		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2009	4,000	-	$300	$-
Granted Fiscal Year 2010	-	-	-	-
Exercised Fiscal Year 2010	-	-	-	-
Expired Fiscal Year 2010	(4,000)	-	(300)	-
Balance – April 30, 2010	-	-	$-	$-

On October 15, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 10,000,000 shares of common stock under the 2007 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of April 30, 2010, there were 9,960 shares issued under the 2007 Plan and no options have been granted.

 On April 22, 2008, the Company adopted its 2008 Stock Incentive Plan (the “2008 Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the 2008 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of April 30, 2010, there were 2,740 shares issued under the 2008 Plan.

On April 22, 2008, the Company adopted its 2008 California Stock Incentive Plan (the “California Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the California Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of April 30, 2010, there were 144,535 shares issued under the California Plan and no options have been granted.

NOTE 5 - INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. Management estimates that at April 30, 2010, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $5 million (which will begin expiring in 2019 through 2029) that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of April 30, 2010 are as follows:

Net operating loss carry forward	$1,700,000
Valuation allowance	(1,700,000)
Net	$0

The Company has not filed federal or state income tax returns for several years.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Payroll Taxes

At April 30, 2010 and October 31, 2009, the Company is delinquent with remitting payroll taxes of $78,510 and $73,576, respectively, including estimated penalties and interest. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further.

Employment agreements

The Company has employment agreements with the Company’s President and Chief Financial Officer. Each agreement is for an initial term of three years and provides for an annual base salary during the term of the agreement of $75,000 and $54,000, respectively, provided, however, that the base salary shall be increased to $150,000 and $100,000 per annum, respectively, upon closing of a private placement of the Company’s debt or equity securities resulting in gross proceeds of at least $4 million. Each officer will receive performance based bonuses upon attainment of certain gross revenue targets specified in each employment agreement. Each officer will also receive stock grants of 200, 250, 300, and 350 shares of the Company’s common stock in each of fiscal 2007, 2008, 2009 and 2010, respectively. The Company has agreed to grant each officer options to purchase 4,000 shares of Company common stock with exercise prices ranging from $170 to $2,000, which options would vest upon the attainment of certain gross revenue targets, as more specifically set forth in the employment agreements. The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose.

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

The carrying value of the Company’s cash, accounts payable, short-term borrowings (including convertible notes payable), approximate fair value because of their short-term maturity. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the unaudited condensed consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

As of April 30, 2010, there were no assets or liabilities that were measured at fair value on a recurring basis.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing (June 14, 2010).

Since April 30, 2010, the Company issued 62,320 shares of Company common stock in satisfaction of notices to convert 2,000 shares of Series B preferred stock.

Since April 30, 2010, the Company has borrowed an additional $23,900 from a note holder.

On June 9, 2010, the Company filed a certificate of amendment with the Secretary of State of the State of Nevada in order to change its name to Todays Alternative Energy Corporation.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our audited condensed consolidated financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this report.

The forward-looking events discussed in this report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

On June 9, 2010, we changed our name to Todays Alternative Energy Corporation to better reflect the direction of our business.

Critical Accounting Policies

Our discussion and analysis of our financial conditions and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements.

Going Concern

The unaudited condensed consolidated financial statements contained in this report have been prepared assuming that we will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We have incurred losses since inception and have negative cash flows from operations. For the years ended October 31, 2009 and 2008, we incurred net losses of $927,207 and $592,439, respectively, and we have a stockholders’ deficit of $2,221,280 as of October 31, 2009. For the six months ended April 30, 2010 and 2009, we incurred net losses of $414,241 and $388,070, respectively, and we have a stockholders’ deficit of $2,449,276 as of April 30, 2010. Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products and services. Management is pursuing various sources of equity and debt financing. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us. Failure to secure such financing may result in our inability to continue as a going concern and the impairment of the recorded long lived assets.

We have significantly reduced our operating expenses in order to minimize the cash required to maintain operations while we seek financing needed to operate our Biodiesel Division and Cleaning Division. Currently, our employees consist of our CEO and CFO. To conserve cash, minimize borrowing and minimize overhead costs, we are outsourcing certain administrative and operating activities under an arrangement that allows us to pay for the services with shares of our common stock. We continue to need to borrow cash from time to time in order to pay our operating costs while we seek substantial financing needed to generate sales from our Biodiesel Division and Cleaning Division. We anticipate future losses from operations as a result of ongoing overhead expenses incurred while we attempt to resume selling activities.

The financial statements contained in this report do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

Revenue Recognition

Sales are recorded at the time title passes to the customer, which, based on shipping terms, generally occurs when the product is shipped to the customer. Based on prior experience, we reasonably estimate our sales returns and warranty reserves and both are recorded when such reserve estimates are required. Due to lack of sales, there currently are no such reserves recorded for sales returns or warranty reserves. Sales are presented net of discounts and allowances.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the three and six months ended April 30, 2010 and 2009 are those of the continuing operations of Todays Alternative Energy Corporation (formerly Bio Solutions Manufacturing, Inc.), which includes BESI on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Selling, general and administrative	66,635	95,953	180,549	229,883

Operating loss	$(66,635)	$(95,953)	$(180,549)	$(229,883)

Comparison of the Three Months Ended April 30, 2010 and 2009

Net sales. Net sales from operations were $0 for the three months ended April 30, 2010 and $0 for the three months ended April 30, 2009.

Cost of Sales. Cost of sales from continued operations were $0 for the three months ended April 30, 2010 and $0 for the three months ended April 30, 2009. We did not have any sales in either three-month period.

Selling, general, and administrative. Selling, general, and administrative expenses were $66,635 for the three months ended April 30, 2010 and $95,953 for the three months ended April 30, 2009. The difference of $29,318 or 31% was primarily due to cost eliminations.

Operating loss. Operating losses incurred were $66,635 for the three months ended April 30, 2010 and $95,953 for the three months ended April 30, 2009. The difference of $29,318 or 31% was primarily due to cost eliminations.

Loss from Beneficial Conversion Feature. Loss from beneficial conversion features was $113,644 for the three months ended April 30, 2010 and $122,552 for the three months ended April 30, 2009. The reduction of $8,908 or 7% was due to the reduction in new borrowings.

Interest expense. Interest expense was $24,357 for the three months ended April 30, 2010 and $20,105 for the three months ended April 30, 2009. The difference of $4,252 or 21% was primarily due to our having a greater amount of outstanding borrowings during the current three-month period.

Comparison of the Six Months Ended April 30, 2010 and 2009

Net sales. Net sales from operations were $0 for the six months ended April 30, 2010 and $0 for the six months ended April 30, 2009.

Cost of Sales. Cost of sales from continued operations were $0 for the six months ended April 30, 2010 and $0 for the six months ended April 30, 2009. We did not have any sales in either six-month period.

Selling, general, and administrative. Selling, general, and administrative expenses were $180,549 for the six months ended April 30, 2010 and $229,883 for the six months ended April 30, 2009. The difference of $49,334 or 21% was primarily due to cost eliminations.

Operating loss. Operating losses incurred were $180,549 for the six months ended April 30, 2010 and $229,883 for the six months ended April 30, 2009. The difference of $49,334 or 21% was primarily due to cost eliminations.

Loss from Beneficial Conversion Feature. Loss from beneficial conversion features was $186,244 for the six months ended April 30, 2010 and $122,552 for the six months ended April 30, 2009. The increase of $63,692 was due to the increased borrowings.

Interest expense. Interest expense was $47,448 for the six months ended April 30, 2010 and $35,635 for the six months ended April 30, 2009. The increase of $11,813 or 33% was primarily due to our having a greater amount of outstanding borrowings during the current six-month period.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from debt financing, and issuance of equity securities. Our working capital deficit at April 30, 2010 was $2,449,276, at October 31, 2009 was $2,221,280. We had cash of $7,477 at April 30, 2010 and $3,423 as of October 31, 2009.

We used $83,161 and $153,709 of net cash from operating activities for the three and six months ended April 30, 2010, respectively, compared to using $70,684 and $117,743 in the three and six months ended April 30, 2009, respectively.

Net cash flows used in investing activities was $0 and $0 for the three and six months ended April 30, 2010, respectively and $0 and $0 for the three and six months ended April 30, 2009, respectively.

Net cash flows provided by financing activities were $90,638 and $157,763 for the three and six months ended April 30, 2010, respectively, compared to net cash provided by financing activities of $69,917 and $117,399 in the three and six months ended April 30, 2009, respectively. The net cash provided by financing activities is from the proceeds from our lines of credit and notes payable, which are net of repayments.

Loan Agreement

Since 2003, we have borrowed money from a group of third-party lenders in order to fund our operations. As of April 30, 2010, the outstanding principal balance on these loans was approximately $1,300,000. On November 29, 2006, we entered into a loan agreement with these certain lenders and a new lender, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note was also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, or (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion provided, however, that the conversion price could not be less than $0.01 per share under any circumstances. In May 2008, the conversion price was amended to provide for a fixed conversion price of $0.001 per share. In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require us to issue shares of our common stock in excess of our authorized and unissued shares of common stock. The notes are secured by a first priority security interest in all of our assets. By their terms, the holder of the notes may not convert the notes to the extent such conversion would cause the holder, together with its affiliates, to have acquired a number of shares of common stock that would exceed 4.99% of our then outstanding common stock.

Capital Requirements

The report of our independent accountants for the fiscal year ended October 31, 2009 states that we have incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.

As of April 30, 2010, we had a working capital deficit of $2,449,276. Currently, we do not generate any revenues. In the Biodiesel Division, we need to construct or lease biodiesel plants and we will not generate any revenues in this division until we have established plants which are operational. The expected cost to build each biodiesel plant is $2.5 million and we do not have the capital to build such plants. In the Cleaning Division, we need to lease space and buy production equipment in order to begin producing cleaning products to sell and we will not generate any revenues in this division until we have established a production facility that is operational. The expected cost to open a production facility is $1.5 million and we do not have the capital to begin leasing the space and buying production equipment.

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

ITEM 4T – CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company's management, consisting of David S. Bennett, the Company’s Chief Executive Officer and President (“CEO”) and Patricia M. Spreitzer, the Company’s Chief Financial Officer, Secretary and Treasurer (“CFO”), carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended April 30, 2010. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, consisting of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six month period ended April 30, 2010. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the six months ended April 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting .

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Bio Solutions Manufacturing, Inc. v. Michael Motola, Andy Vasara, Steva De Vasara and Metropolitan Life Insurance Company . On November 3, 2009, the Company commenced an action against the defendants in the United States District Court of the Central District of California, Southern Division alleging certain causes of action, including fraud, securities fraud, and negligent misrepresentation. On May 13, 2010, the case was dismissed without prejudice.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

 None.

ITEM 4 – REMOVED AND RESERVED

ITEM 5 – OTHER INFORMATION

 On April 19, 2010, holders of a majority of our voting powers of our outstanding common stock as of April 16, 2010, voted in favor of changing the Company’s name to “Todays Alternative Energy Corporation”.  On June 9, 2010, the Company filed a certificate of amendment with the Secretary of State of Nevada in order to effect the name change.  As of the date of this quarterly report, FINRA has not effected a change in our trading symbol.

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

Dated: June 14, 2010	/s/ David S. Bennett
By: David S. Bennett
Its: Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: June 14, 2010	/s/ Patricia M. Spreitzer
By: Patricia M. Spreitzer
Its: Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)