Form 10-Q
period 2010-07-31
Todays Alternative Energy Corp
filed 2010-09-07
CIK 1128581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of September 7, 2010, there were 37,208,910 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐ No    ☒

PART 1:                FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Todays Alternative Energy Corporation
(Formerly Bio Solutions Manufacturing, Inc.)
Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash	$3,014	$3,423
Prepaid expense	1,950	-
Total current assets	4,964	3,423

Total assets	$4,964	$3,423

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,201,524	$1,112,481
Convertible notes payable	1,327,549	1,112,222
Total current liabilities	2,529,073	2,224,703

Stockholders' (deficit):
Preferred stock, $0.00001 par value, 10,000,000 authorized,10,000 shares of Series A issued and outstanding as of July 31, 2010 and October 31, 2009 and 83,000 and 92,000 shares of Series B issued and outstanding as of July 31, 2010 and October 31, 2009, respectively	1	1
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 37,097,922 and 26,617,197shares issued and outstanding as of July 31, 2010 and October 31, 2009, respectively	371	266
Additional paid-in capital	7,124,312	6,806,420
Accumulated deficit	(9,648,793)	(9,027,967)
Total stockholders' (deficit)	(2,524,109)	(2,221,280)

Total liabilities and stockholders' (deficit)	$4,964	$3,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Todays Alternative Energy Corporation
(Formerly Bio Solutions Manufacturing, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ending		Nine Months Ending
	July 31,		July 31,
	2010	2009	2010	2009

Revenues	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Expenses:
General and administrative expenses	136,305	61,380	316,853	291,263
Total expenses	136,305	61,380	316,853	291,263

Net loss from operations before other expenses and provision for income taxes	(136,305)	(61,380)	(316,853)	(291,263)

Other expenses:
Beneficial conversion feature expense	(43,748)	(92,650)	(229,992)	(215,202)
Interest expense	(26,533)	(16,999)	(73,981)	(52,634)
	(70,281)	(109,649)	(303,973)	(267,836)

Net loss before provision for income taxes	(206,586)	(171,029)	(620,826)	(559,099)

Provision for income taxes	-	-	-	-
Net loss	$(206,586)	$(171,029)	$(620,826)	$(559,099)

Net loss per weighted average share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.06)
Weighted average number of shares - basic and diluted	30,704,017	21,352,620	28,008,510	9,746,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Todays Alternative Energy Corporation
(Formerly Bio Solutions Manufacturing, Inc.)
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	July 31,
	2010	2009

Net cash used by operating activities	$(201,537)	$(194,156)

Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	206,788	215,202
Payments on notes payable	(5,660)	(21,053)
Net cash provided by financing activities	201,128	194,149

Net decrease in cash	(409)	(7)
Cash and cash equivalents – beginning	3,423	873
Cash and cash equivalents – ending	$3,014	$866

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for legal settlement	$-	$92,000
Shares issued for services provided	$80,000	$66,300
Debt converted to equity	$8,005	$25,600
Expense paid directly from proceeds of notes payable	$-	$12,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TODAYS ALTERNATIVE ENERGY CORPORATION
(FORMERLY BIO SOLUTIONS MANUFACTURING, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JULY 31, 2010 AND 2009

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

Nature of Business and History of Company

 The Company operates a biodiesel division that intends to use extraction technology to convert waste cooking oil and grease into a biodiesel fuel ingredient sold to biodiesel fuel producers. The Company's business is designed to eliminate environmental issues associated with disposing of waste cooking oil and grease. The Company operates a cleaning division that will manufacture and sell a new line of industrial strength environmentally friendly biodegradable cleaning products that contain natural non-toxic ingredients made more powerful by the Company's own scientific formulations.  The Company’s products are not currently being sold. The Company anticipates resuming its sales and marketing activities once it has obtained additional working capital.

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

All current and prior share data has been changed to reflect the 1-for-1,000 reverse stock split (“Reverse Stock Split”) effectuated by the Company on November 20, 2008.

On April 19, 2010, holders of the majority of the voting power of the outstanding stock of Bio-Solutions Manufacturing, Inc. as of April 16, 2010, voted in favor of changing the Company’s name to Todays Alternative Energy Corporation.  On June 9, 2010, the Company filed a certificate of amendment with the Secretary of State of Nevada in order to effect the name change.

Revenue Recognition

The Company recognizes revenue from product sales based on four basic criteria which must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. As of July 31, 2010 and October 31, 2009 the allowance for doubtful accounts was $0 and $0, respectively.

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

Research and Development

All research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for the three and nine months ended July 31, 2010 and 2009, respectively.

Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 1,689,791,575 and 1,278,565,000, respectively at July 31, 2010 and 2009, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company’s current liabilities exceed its current assets by $2,524,109 as of July 31, 2010. The Company has incurred a net loss of $620,826 and used $201,537 in cash flows for operations during the nine months ended July 31, 2010.

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

In January 2010, the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”).  2010-05 re-asserts that the Staff of the SEC has stated the presumption that for certain shareholders escrowed shares represent a compensatory arrangement.  2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position.  The Company does not believe this pronouncement will have any material impact on its financial position, results of operations, or cash flows.

In January 2010, the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”).  2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification.  Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.”  2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture.  Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.  Management does not intend to decrease its ownership in its wholly-owned subsidiary.

In January 2010, the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.”  2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares.  Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

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

In April 2010, the FASB issued an accounting standard update, amending disclosure requirements related to income taxes, as a result of the Patient Protection and Affordable Care Act (“PPACA”), which became law on March 23, 2010, and was subsequently amended on March 30, 2010.  The adoption of this accounting standard update did not have a material impact on our financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended October 31, 2009 and 2008, the Company has incurred net losses of $927,207 and $592,439, respectively, and has a stockholders’ deficit of $2,221,280 as of October 31, 2009. For the nine months ended July 31, 2010 and 2009, the Company has incurred net losses of $620,826 and $559,099, respectively, and has a stockholders’ deficit of $2,524,109 as of July 31, 2010. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

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

NOTE 2 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	July 31, 2010	October 31, 2009
Accounts payable	$283,047	$355,350
Salaries	432,727	382,764
Interest	359,496	285,514
Payroll taxes	80,977	73,576
Other	45,277	15,277
Total accrued expenses	$1,201,524	$1,112,481

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

Beneficial conversion feature expenses of $43,748 and $92,650 were recorded in the three months ended July 31, 2010 and 2009, respectively and beneficial conversion feature expenses of $229,992 and $215,202 were recorded in the nine months ended July 31, 2010 and 2009, respectively, all of which were attributed to this loan agreement. The notes are secured by a first priority security interest in all of the assets of the Company.

As of July 31, 2010 and October 31, 2009, there were six and two note holders, respectively, which held the Company’s notes payable with aggregate principal outstanding balances of $1,327,549 and $1,112,222, respectively.

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

On April 29, 2009, the Company created a series of preferred stock of the Company known as Series B Preferred Stock, par value $0.00001 per share. The Series B Preferred Stock has a stated value of $1.00 per share and is convertible into shares of common stock at a conversion rate equal to the average of the Per Shares Market Values (as defined) during the 10 trading days immediately prior to conversion. No holder of Series B Preferred Stock may convert more than 1,000 shares of its Series B Preferred Stock in any given month and collectively the holders of Series B Preferred Stock may not convert more than 4,000 shares in any calendar month. In addition, holders of the Series B Preferred Stock may not convert such shares into common stock if as a result of such conversion the holder would hold in excess of 4.99% shares of Company issued and outstanding common stock. The Series B Preferred Stock does not contain any voting, liquidation, dividend or preemptive rights.

On April 30, 2009, the Company issued 92,000 shares of Series B Preferred Stock in accordance with a Settlement Agreement and General Release dated April 30, 2009 in connection with the Becker litigation. During the nine months ended July 31, 2010, the Series B preferred stock holder converted 9,000 shares of Series B Preferred Stock into 188,044 shares of common stock.

Common Stock

Effective with the October 31, 2008 change in the Company’s Articles of Incorporation, the Company has 1,000,000,000 shares of authorized common stock. Par value was changed to $0.00001 per share from $0.001 per share. The holders of the Company’s common stock are entitled to one vote per share of common stock held.

As of July 31, 2010 and October 31, 2009, there were 37,097,922 and 26,617,197 shares of Company common stock issued and outstanding, respectively.

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

In August 2005, the number of shares under the 2002 Plan was increased by 3,000,000 and 400 shares were issued under the 2002 Plan. In January 2006, the 3,000,000 increase was reaffirmed and ratified by the Board of Directors when technical deficiencies in the registration statement registering the shares of stock issuable under the 2002 Plan were corrected. As of July 31, 2010, there were 3,030,000 shares authorized under the 2002 Plan, 2,540 shares issued after giving effect to the Reverse Stock Split and no options granted.

On October 27, 2006, the Company adopted its 2006 Stock Incentive Plan (the “2006 Plan”). The Company is permitted to issue up to 6,000,000 shares of common stock under the 2006 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of July 31, 2010, there were 6,000 shares issued under the 2006 Plan after giving effect to the Reverse Stock Split and no options have been granted.

In December 2006, options to purchase an aggregate of 4,000 shares of common stock at an exercise price of $300 per share were issued to consultants. The options vested based on the number of gallons of bio-diesel alternative fuel that was converted by the Company’s bio-converter from sites introduced directly or indirectly by the consultant. As the vesting of these options did not occur during the terms of the options, the Company did not value such options, which has expired as of January 31, 2010. A summary of the non-plan option activity for the nine months ended July 31, 2010 is as follows:

	Stock Options		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2009	4,000	-	$300	$-
Granted Fiscal Year 2010	-	-	-	-
Exercised Fiscal Year 2010	-	-	-	-
Expired Fiscal Year 2010	(4,000)	-	(300)	-
Balance – July 31, 2010	-	-	$-	$-

On October 15, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 10,000,000 shares of common stock under the 2007 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of July 31, 2010, there were 9,960 shares issued under the 2007 Plan after giving effect to the Reverse Stock Split and no options have been granted.

 On April 22, 2008, the Company adopted its 2008 Stock Incentive Plan (the “2008 Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the 2008 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of July 31, 2010, there were 1,077,715 shares issued under the 2008 Plan after giving effect to the Reverse Stock Split.

On April 22, 2008, the Company adopted its 2008 California Stock Incentive Plan (the “California Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the California Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of July 31, 2010, there were 1,357,241 shares issued under the California Plan after giving effect to the Reverse Stock Split and no options have been granted.

NOTE 5 - INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. Management estimates that at July 31, 2010, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $5 million (which will begin expiring in 2019 through 2029) that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit since, in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of July 31, 2010 are as follows:

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Payroll Taxes

At July 31, 2010 and October 31, 2009, the Company is delinquent with remitting payroll taxes of $80,977 and $73,576, respectively, including estimated penalties and interest. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further.

Employment agreements

On October 30, 2007, the Company entered into employment agreements with the Company’s President and Chief Financial Officer. Each agreement is for an initial term of three years and provides for an annual base salary during the term of the agreement of $75,000 and $54,000, respectively, provided, however, that the base salary shall be increased to $150,000 and $100,000 per annum, respectively, upon closing of a private placement of the Company’s debt or equity securities resulting in gross proceeds of at least $4 million. Each officer will receive performance based bonuses upon attainment of certain gross revenue targets specified in each employment agreement. Each officer will also receive stock grants of 200, 250, 300, and 350 shares of the Company’s common stock in each of fiscal 2007, 2008, 2009 and 2010, respectively. The Company has agreed to grant each officer options to purchase 4,000 shares of Company common stock with exercise prices ranging from $170 to $2,000, which options would vest upon the attainment of certain gross revenue targets, as more specifically set forth in the employment agreements. The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose.

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

As of July 31, 2010, there were no assets or liabilities that were measured at fair value on a recurring basis.

NOTE 9 – SUBSEQUENT EVENTS

Since July 31, 2010, the Company has issued 110,988 shares of Company common stock in satisfaction of notices to convert 1,000 shares of Series B Preferred Stock.

Since July 31, 2010, the Company has issued 3,571,428 shares of Company common stock to consultants for services rendered.

Since July 31, 2010, the Company has borrowed an additional $11,200 under its November 29, 2006 loan agreement.

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

General

The Company operates a biodiesel division that intends to use extraction technology to convert waste cooking oil and grease into a biodiesel fuel ingredient sold to biodiesel fuel producers. The Company's business is designed to eliminate environmental issues associated with disposing of waste cooking oil and grease. The Company operates a cleaning division that will manufacture and sell a new line of industrial strength environmentally friendly biodegradable cleaning products that contain natural non-toxic ingredients made more powerful by the Company's own scientific formulations.  The Company’s products are not currently being sold. The Company anticipates resuming its sales and marketing activities once it has obtained additional working capital.

On June 9, 2010, we changed our name to Todays Alternative Energy Corporation to better reflect the direction of our business.

On July 1, 2010, we announced plans to brand the Company's new line of industrial strength, environmentally friendly biodegradable cleaning products with the GEM name, a Company-owned brand. The GEM brand name and the accompanying tagline, "Guaranteed Enzyme Miracle," call attention to the natural enzymes and other eco-friendly industrial strength ingredients in GEM cleansers that safely and quickly remove oil, grease and other stubborn stains. GEM products contain no ammonia, phosphates, dyes, artificial scents or toxins, and are biodegradable.  GEM products will enter a large expanding market for green cleaners. U.S. retail sales of green household cleaning products totaled $557 million in 2009 and have grown 229% since 2005, claiming 3% of the total household cleaner retail market according to Packaged Facts' independent proprietary online green cleaner survey and sales estimates. According to their estimates, annual sales of green cleaner products in the U.S. will grow to $2 billion by 2014, an increase that is 4 times the size of 2009 sales. Sales growth is coming from increased numbers of U.S. consumers who report using natural, organic or ecologically friendly household cleaning products. According to a Packaged Facts' February 2010 survey, 42% of adult consumers used green cleaning products, which translates into 48 million U.S. households.

We will manufacture GEM products in San Antonio, Texas using our scientific formulations. We plan to market GEM products to American consumers directly and through retailers. We estimate that product sales will begin in the calendar first quarter of 2011. Product prices are planned to be competitive with branded household floor, carpet and drain cleaning products.

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

Going Concern

The unaudited condensed consolidated financial statements contained in this report have been prepared assuming that we will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We have incurred losses since inception and have negative cash flows from operations. For the years ended October 31, 2009 and 2008, we incurred net losses of $927,207 and $592,439, respectively, and we have a stockholders’ deficit of $2,221,280 as of October 31, 2009. For the nine months ended July 31, 2010 and 2009, we incurred net losses of $620,826 and $559,099, respectively, and we have a stockholders’ deficit of $2,524,109 as of July 31, 2010. Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products and services. Management is pursuing various sources of equity and debt financing. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us. Failure to secure such financing may result in our inability to continue as a going concern and the impairment of the recorded long lived assets.

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

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the three and nine months ended July 31, 2010 and 2009 are those of the continuing operations of Todays Alternative Energy Corporation (formerly Bio Solutions Manufacturing, Inc.), which includes BESI on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Three Months Ended		Nine months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Selling, general and administrative	136,305	61,380	316,853	291,263

Operating loss	$(136,305)	$(61,380)	$(316,853)	$(291,263)

Comparison of the Three Months Ended July 31, 2010 and 2009

Net sales. Net sales from operations were $0 for the three months ended July 31, 2010 and $0 for the three months ended July 31, 2009.

Cost of Sales. Cost of sales from continued operations were $0 for the three months ended July 31, 2010 and $0 for the three months ended July 31, 2009. We did not have any sales in either three-month period.

Selling, general, and administrative. Selling, general, and administrative expenses were $136,305 for the three months ended July 31, 2010 and $61,380 for the three months ended July 31, 2009. The increase of $74,925 or 122% was primarily due to professional fees incurred for operational support for the Biodiesel and Cleaning Divisions and back office accounting support.

Operating loss. Operating losses incurred were $136,305 for the three months ended July 31, 2010 and $61,380 for the three months ended July 31, 2009. The increase of $74,925 or 122% was primarily due to professional fees incurred for operational support for the Biodiesel and Cleaning Divisions and back office accounting support.

Loss from Beneficial Conversion Feature. Loss from beneficial conversion features was $43,748 for the three months ended July 31, 2010 and $92,650 for the three months ended July 31, 2009. The reduction of $48,902 or 53% was due to the reduction in new borrowings during the current three- month period.

Interest expense. Interest expense was $26,533 for the three months ended July 31, 2010 and $16,999 for the three months ended July 31, 2009. The increase of $9,534 or 56% was primarily due to our having a greater amount of outstanding borrowings during the current three-month period.

Comparison of the Nine months Ended July 31, 2010 and 2009

Net sales. Net sales from operations were $0 for the nine months ended July 31, 2010 and $0 for the nine months ended July 31, 2009.

Cost of Sales. Cost of sales from continued operations were $0 for the nine months ended July 31, 2010 and $0 for the nine months ended July 31, 2009. We did not have any sales in either nine-month period.

Selling, general, and administrative. Selling, general, and administrative expenses were $316,853 for the nine months ended July 31, 2010 and $291,263 for the nine months ended July 31, 2009. The increase of $25,590 or 9% was primarily due to due to professional fees incurred for operational support for the Biodiesel and Cleaning Divisions and back office accounting support.

Operating loss. Operating losses incurred were $316,853 for the nine months ended July 31, 2010 and $291,263 for the nine months ended July 31, 2009. The increase of $25,590 or 9% was primarily due to due to professional fees incurred for operational support for the Biodiesel and Cleaning Divisions and back office accounting support.

Loss from Beneficial Conversion Feature. Loss from beneficial conversion features was $229,992 for the nine months ended July 31, 2010 and $215,202 for the nine months ended July 31, 2009. The increase of $14,790 or 7% was due to the increased borrowings during the current nine-month period.

Interest expense. Interest expense was $73,981 for the nine months ended July 31, 2010 and $52,634 for the nine months ended July 31, 2009. The increase of $21,347 or 41% was primarily due to our having a greater amount of outstanding borrowings during the current nine-month period.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from debt financing, and issuance of equity securities. Our working capital deficit at July 31, 2010 was $2,524,109 and $2,221,280 at October 31, 2009. We had cash of $3,014 at July 31, 2010 and $3,423 as of October 31, 2009.

We used $47,828 and $201,537 of net cash from operating activities for the three and nine months ended July 31, 2010, respectively, compared to using $76,413 and $194,156 in the three and nine months ended July 31, 2009, respectively.

Net cash flows used in investing activities was $0 and $0 for the three and nine months ended July 31, 2010, respectively and $0 and $0 for the three and nine months ended July 31, 2009, respectively.

Net cash flows provided by financing activities were $43,365 and $201,128 for the three and nine months ended July 31, 2010, respectively, compared to net cash provided by financing activities of $76,750 and $194,149 in the three and nine months ended July 31, 2009, respectively. The net cash provided by financing activities is from the proceeds from our lines of credit and notes payable, which are net of repayments.

Loan Agreement

Since 2003, we have borrowed money from a group of third-party lenders in order to fund our operations. As of July 31, 2010, the outstanding principal balance on these loans was approximately $1,300,000. On November 29, 2006, we entered into a loan agreement with these certain lenders and a new lender, pursuant to which we borrowed approximately $164,000 of new funds, and pursuant to which the outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $1,000,000 per lender. Each note bears interest at the rate of eight percent (8%) per annum and is payable on demand. Each note was also convertible into shares of our common stock at a conversion rate equal to the lower of (a) $0.05 per share, or (b) seventy percent (70%) of the three day average of the closing bid price of our common stock immediately prior to conversion provided, however, that the conversion price could not be less than $0.01 per share under any circumstances. In May 2008, the conversion price was amended to provide for a fixed conversion price of $0.001 per share. In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require us to issue shares of our common stock in excess of our authorized and unissued shares of common stock. The notes are secured by a first priority security interest in all of our assets. By their terms, the holder of the notes may not convert the notes to the extent such conversion would cause the holder, together with its affiliates, to have acquired a number of shares of common stock that would exceed 4.99% of our then outstanding common stock.

Capital Requirements

The report of our independent accountants for the fiscal year ended October 31, 2009 states that we have incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.

As of July 31, 2010, we had a working capital deficit of $2,524,109. Currently, we do not generate any revenues. In the Biodiesel Division, we need to construct or lease biodiesel plants and we will not generate any revenues in this division until we have established plants which are operational. The expected cost to build each biodiesel plant is $2.5 million and we do not have the capital to build such plants. In the Cleaning Division, we need to lease space and buy production equipment in order to begin producing cleaning products to sell and we will not generate any revenues in this division until we have established a production facility that is operational. The expected cost to open a production facility is $400,000 and we are seeking the capital to begin leasing the space and buying production equipment.

We believe that, as of the date of this report, our existing working capital and cash flows generated from operations will be insufficient to fund our plan of operations over the next 12 months, and accordingly, we need to obtain additional financing.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company's management, consisting of David S. Bennett, the Company’s Chief Executive Officer and President (“CEO”) and Patricia M. Spreitzer, the Company’s Chief Financial Officer, Secretary and Treasurer (“CFO”), carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended July 31, 2010. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, consisting of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine month period ended July 31, 2010. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended July 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting .

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

Dated: September 7, 2010	/s/ David S. Bennett
By: David S. Bennett
Its: Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: September 7, 2010	/s/ Patricia M. Spreitzer
By: Patricia M. Spreitzer
Its: Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)