Form 10-K
period 2010-10-31
Todays Alternative Energy Corp
filed 2011-02-14
CIK 1128581

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 001-32044

TODAYS ALTERNATIVE ENERGY CORPORATION.
(Name of small business issuer as specified in its charter)

Nevada	16-576984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

857 Post Road, Suite 397, Fairfield, Ct. 06824

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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
The issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by  non-affiliates  computed by reference to the price at which the common equity  was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,081,706.

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

As of February 14, 2011, there were 52,410,547 shares of our common stock issued and outstanding.

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

PART I

ITEM 1.  BUSINESS

Overview

            Todays Alternative Energy Corporation (the “Company” or “we”) is a development stage company. Our business has two primary opportunities that we are developing. We have a green cleaning products business that is organized to use our own scientific formulations to manufacture and sell a new line of powerful industrial strength environmentally friendly biodegradable cleaning products that contain natural non-toxic ingredients. We have a biodiesel business that is organized to use our extraction technology to convert waste cooking oil and grease into a biodiesel fuel ingredient that we intend to sell to biodiesel fuel producers. Our biodiesel business is designed to eliminate environmental issues associated with disposing of waste cooking oil and grease.

Company History

We are a Nevada corporation that was originally formed on September 19, 1994 as a New York corporation. Prior to the fourth quarter of 2000, we operated under the name “Ream Printing Paper Corp.” and had not engaged in any business for a number of years. From the fourth quarter of 2000 until March, 2004, we operated under the name Single Source Financial Services Corporation (“SSFS”) and engaged in the electronic transaction processing business. On June 9, 2010, we changed our name from “Bio-Solutions Manufacturing, Inc.” to “Today’s Alternative Energy Corporation”.

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

In June 2006, we acquired all of the outstanding equity of Bio-Extraction Services, Inc. (“BESI”), a company focused on the production of bio-fuel technology. In connection with this acquisition, we acquired BESI’s patent pending technology, which is used to extract grease from waste products, which is then converted into a B100 biodiesel fuel ingredient.

On July 25, 2008, we created a series of preferred stock of the Company known as Series A Preferred Stock, par value $0.001 per share. The Series A Preferred Stock is not convertible. Holders of the Series A Preferred Stock do not have any preferential dividend or liquidation rights. The shares of Series A Preferred Stock are not redeemable. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A Preferred Stock shall be entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series A Preferred Stock held by such holder, (b) the number of issued and outstanding shares of Company common stock, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002.

On October 31, 2008, we changed our domicile from New York to Nevada by means of a merger of Bio Solutions Manufacturing, Inc., a New York corporation with and into its wholly owned subsidiary Bio Solutions Manufacturing, Inc., a Nevada corporation (formerly BSP). In connection with the change in domicile, the par value of our common stock and preferred stock was reduced to $0.00001 per share on October 31, 2008.

On June 9, 2010, we changed our name to Todays Alternative Energy Corporation to better reflect the direction of our business.

On October 6, 2010, we formed Guaranteed Enzyme Miracle Corporation, a Texas corporation, in which we will operate our green cleaning products business.

On December 20, 2010, our former Chief Financial Officer sold the 10,000 shares of our Series A Preferred Stock to Len Amato, our current President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Chairman of the Board of Directors, which resulted in his effectively having voting control of the Company.

Our executive offices are located at 857 Post Road, Suite 397, Fairfield, Connecticut 06824. Our telephone number is (888) 880-0994.

 Recent Developments

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

Over the course of our fiscal year ended October 31, 2010, we borrowed $241,888 under our loan agreement dated November 29, 2006 and used the proceeds to fund the development of our business.

In October 2010, we entered into a lease agreement for a facility in San Antonio, Texas in which we will manufacture GEM products using our scientific formulations. We plan to market GEM products to American consumers directly and through retailers. We estimate that product sales will begin in the calendar second quarter of 2011. Product prices are planned to be competitive with branded household floor, carpet and drain cleaning products.

On December 24, 2010, we sold and issued a convertible promissory note in the aggregate principal amount of $30,000 to a certain investor. The note matures on the two-year anniversary of the date of issuance and accrues interest at an annual rate of ten percent. The note is payable in full on the maturity date unless previously converted into shares of our common stock at an initial conversion price of $0.0001 per share, as may be adjusted. The $30,000 proceeds are being used to fund the development of our business.

On January 25, 2011, we sold and issued a convertible promissory note in the aggregate principal amount of $40,000 to a certain investor. The note matures on the two-year anniversary of the date of issuance and accrues interest at an annual rate of ten percent. The note is payable in full on the maturity date unless previously converted into shares of our common stock at an initial conversion price of $0.0001 per share, as may be adjusted. The $40,000 proceeds are being used to fund the development of our business.

Our Business

We are a development stage company. Our business has two primary opportunities that we are developing. We have a green cleaning products business that is organized to use our own scientific formulations to manufacture and sell a new line of powerful industrial strength environmentally friendly biodegradable cleaning products that contain natural non-toxic ingredients. We have a biodiesel business that is organized to use our extraction technology to convert waste cooking oil and grease into a biodiesel fuel ingredient that we intend to sell to biodiesel fuel producers. Our biodiesel business is designed to eliminate environmental issues associated with disposing of waste cooking oil and grease.

The Green Cleaning Products Opportunity

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

We will manufacture GEM products at our facility in San Antonio, Texas using our scientific formulations. We plan to market GEM products to American consumers directly and through retailers. We estimate that product sales will begin in our fiscal second quarter ended April 30, 2011. Product prices are planned to be competitive with branded household floor, carpet and drain cleaning products.

The Biodiesel Opportunity

With our acquisition of BESI and its oil and grease extraction technology, we entered the biodiesel market. We plan to develop, produce and sell a biodiesel fuel ingredient to biodiesel fuel producers. Our business is designed to eliminate environmental issues associated with disposing of waste cooking oil and grease. Our oil and grease extraction technology allows us to use yellow fat and trap grease as our raw material to manufacture a biodiesel fuel ingredient as compared to other manufacturers that use agricultural feedstock and other energy sources such as soy oils and animal fats.

Restaurants and food service preparation facilities are required to trap the yellow fat and grease they produce and dispose of it and keep it out of the public’s sewer systems. Food service preparation facilities and municipalities pay haulers to remove, transport and dispose of the yellow fat and trap grease they produce. Haulers of such grease are required to pay “tipping” fees to waste storage and disposal facilities in connection with the disposal of the yellow fat and trap grease. The business we are seeking to develop calls for establishing relationships with several producers and haulers of yellow fat and trap grease that obtain their waste for use as raw material for our extraction process that produces a biodiesel fuel ingredient. We intend to construct a program under which haulers will incentivize them based upon the amount of yellow fat and trap grease delivered to processing facilities we intend to construct.

Principal Biodiesel Products, Markets and Competition

The principal product we expect to produce at our future plants is an ingredient used to produce biodiesel fuel.

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

Biodiesel’s physical and chemical properties, as they relate to operations of diesel engines, are similar to petroleum-based diesel fuel. As a result, biodiesel, in its pure form or blended with petroleum diesel, may be used in most standard diesel engines without making any engine modifications. Biodiesel demonstrates greater lubricating properties, referred to as lubricity, than petroleum-based diesel.   Biodiesel also demonstrates greater solvent properties. The solvent properties of biodiesel also can cause accumulated deposits from petroleum-based diesel in fuel systems to break down.   Fuel filters should be checked more frequently initially when using biodiesel blends. These problems are less prevalent in blends that utilize lower concentrations of biodiesel compared to petroleum-based diesel.

Biodiesel is primarily used as fuel for compression ignition (diesel) engines. Biodiesel can also be used as heating oil. It is produced using renewable resources including plant oils and animal fats. It provides environmental advantages over petroleum-based diesel fuel such as reduced vehicle emissions. Our ability to market and sell our biodiesel fuel ingredient will be heavily dependent upon the price of petroleum-based diesel fuel as compared to the price of biodiesel, in addition to the availability of economic incentives to produce biodiesel. Biodiesel is frequently used as fuel in transport trucks, ships, trains, in farming activities and in many government vehicles. Government legislation that seeks to encourage use of renewable fuels could lead to an expansion of the market for biodiesel in the future. Further market increases might occur as a result of environmental concerns by American consumers as well as an increased awareness of energy security and the United States’ ability to supply its own fuel needs.

The retail market for biodiesel fuel consists of biodiesel distribution primarily through fueling stations to transport trucks and jobbers, which are individuals that buy product from manufacturers and sell it to retailers, who supply farmers, maritime customers and home heating oil users. Retail level distributors include oil companies, independent station owners, marinas, and railroad operators. The biodiesel retail market is still in its very early stages as compared to other types of fuel. The present marketing and transportation network must expand significantly in order for our Company to effectively market our biodiesel to retail users. With increased governmental support of renewable fuels and greater consumer awareness of renewable fuels, we believe that the availability of biodiesel will likely increase in the future, which would lead to greater demand for the biodiesel fuel ingredient we intend to produce and sell.

We will operate in a very competitive environment. Biodiesel is a relatively uniform commodity where the competition in the marketplace is predominantly based on price and to a lesser extent delivery service. We will compete to sell our biodiesel fuel ingredient to biodiesel plants that will seek the lowest possible price to pay us for our product.

 Employees

We have 2 employees consisting of our Chief Executive Officer and a vice president. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union.

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

Risks Related to our Business

There is substantial doubt about our ability to continue as a going concern.   As of October 31, 2010 and 2009, our independent public accounting firm issued “going concern opinions” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We have incurred losses since inception and have had negative cash flows from operations. For the years ended October 31, 2010 and 2009, we incurred net losses, and had a stockholders’ deficit. Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products and services. Management is pursuing various sources of equity and debt financing. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us. Failure to secure such financing may result in our inability to continue as a going concern.   These matters raise substantial doubt about our ability to continue as a going concern.

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

Our Chief Executive Officer carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that our controls and procedures as of October 31, 2010 were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the course of the preparation of our financial statements for the year ended October 31, 2010, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions, document control, account analysis, and reconciliation. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Our Chief Executive Officer is in the process of implementing a more effective system of controls, procedures, and other changes in the areas of accounting for equity transactions, document control, account analysis, and reconciliation to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.

Among the changes we need to implement are the following:

•	Document control system established and monitored for compliance;
•	Timely analysis of accounting treatment and disclosure requirements for contractual agreements;

Risks Associated with Investing in our Common Stock

We have issued a substantial number of securities convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing stockholders.   As of October 31, 2010, approximately 1,754,391,000 shares of our common stock were convertible or exercisable from the following securities: (i) 1,754,391,000 shares representing shares of common stock issuable upon conversion in full of our outstanding convertible promissory notes (without regard to any limitations on conversion).  The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.

A substantial number of our convertible securities are convertible into shares of common stock at a current on price of $0.001 per share. Most of these shares are eligible for public resale. The trading price of our common stock and our ability to raise additional financing may be adversely affected by the influx into the market of such a substantial number of shares. As of October 31, 2010, our outstanding convertible notes were convertible into 1,754,391,000 shares of common stock at a per share conversion price equal to $0.001 per share, which is less than the current trading price of our shares. The shares issuable upon conversion of our convertible notes are eligible for public resale under Securities and Exchange Commission Rule 144. This significant increase in number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interest of our existing shareholders. In order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price as applicable, on similar terms. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

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

The issuance of shares under awards granted under existing or future employee benefit plans may cause immediate and substantial dilution to our existing stockholders. In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we have adopted several stock incentive plans including: a 2008 Stock Incentive Plan, a 2008 California Stock Incentive Plan, a 2007 Stock Incentive Plan, a 2006 Stock Incentive Plan and a 2002 Omnibus Securities Plan. The total number of shares available for the grant of either stock options or stock awards under the each plan is 16,000,000 shares, 16,000,000 shares, 10,000,000 shares, 6,000,000 shares and 3,030,000 shares, respectively, subject to adjustment, and as of October 31, 2010, we had issued 4,574,784 shares, 3,281,600, 9,960 shares, 6,000 shares and 2,425 shares, respectively. We may also adopt one or more additional employee benefit plans in the future. The issuance of shares under an employee benefit plan may result in substantial dilution to the interests of other stockholders. There only upper limit on the number of shares that may be issued under the number of shares of common stock we may reserve under employee benefit plans is the number of shares of common stock authorized for issuance under our articles of incorporation. The issuance of shares under current or future employee benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

There is a limited trading market for our common stock.   Our common stock is traded on the OTC Bulletin board under the symbol “TAEC.OB.”  There has been virtually no trading activity in our stock recently, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. A consistently active trading market for our stock may not develop at any time in the future. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock. It is possible that even a limited public market for our common stock will not be sustained after the date of this annual report or at a time at which you may desire to sell your shares.

The volatility of our stock price affect our may adversely affect the market price for our common stock.   The market price of our common stock has historically been volatile. We believe the market price of the common stock could continue to fluctuate substantially, based on a variety of factors, including quarterly fluctuations in results of operations, timing of product releases, announcements of new products and acquisitions or acquisitions by our competitors, changes in earnings estimates by research analysts, and changes in accounting treatments or principles. The market price of our common stock may be affected by our ability to meet or exceed analysts’ or “street” expectations, and any failure to meet or exceed such expectations could have a material adverse effect on the market price of our common stock. Furthermore, stock prices for many companies, fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our products, may adversely affect the market price of our common stock.

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

We are controlled by our principal stockholder. Our Series A preferred stockholder, who is also our Chief Executive Officer, holds a majority of the voting power of our outstanding capital stock and is entitled to vote on any matter presented to our stockholders. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of our Series A Preferred Stock is entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series A Preferred Stock held by such holder, (b) the number of issued and outstanding shares of our common stock, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002. So long as this principal stockholder controls a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval.   This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

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

ITEM 2. PROPERTIES

We recently moved our executive offices to 857 Post Road, Suite 397, Fairfield, Connecticut 06824.

We recently entered into a 5-year lease for space at 6900 Alamo Downs Parkway, San Antonio, Texas 78238. Our space is being built out to accommodate development, production and warehousing of our GEM cleaning products.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not currently involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

ITEM 4. REMOVED AND RESERVED
PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the OTC Bulletin Board under the symbol “TAEC.OB” since December 10, 2010.  Prior to that, it traded under the symbol “BSOM.OB”.  The following table shows the high and low bid or close prices for our common stock for each quarter since November 1, 2008 as reported by the OTC Bulletin Board.   We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

November 1, 2008 to October 31, 2009	High Close	Low Close
First quarter	$4.00	$0.10
Second quarter	1.89	0.06
Third quarter	0.73	0.43
Fourth quarter	0.54	0.21

November 1, 2009 to October 31, 2010	High Close	Low Close
First quarter	$.09	$0.06
Second quarter	.0779	.0779
Third quarter	.0172	0.015
Fourth quarter	.0045	.0028

As of February 14, 2011, there were approximately 1,789 record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of October 31, 2010:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	43,155,231	(1)(2)(3)(4)(5)
Total	—	$—	43,155,231	(1)(2)(3)(4)(5)

(1)             2008 Stock Incentive Plan. The purpose of our 2008 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 16,000,000 shares, subject to adjustment, and as of October 31, 2010, we had issued 4,574,784 shares.

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

(2)             2008 California Stock Incentive Plan. The purpose of our 2008 California Stock Incentive Plan is to advance the best interests of the company by providing those persons who are residents of California and who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 16,000,000 shares, subject to adjustment, and as of October 31, 2010, we had issued 3,281,600 shares.

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

(3)             2007 Stock Incentive Plan. The purpose of our 2007 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 10,000,000 shares, subject to adjustment, and as of October 31, 2010, we had issued 9,960 shares.

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

(4)           2006 Stock Incentive Plan.  On October 27, 2006, the Company adopted its 2006 Stock Incentive Plan (the “2006 Plan”). The Company is permitted to issue up to 6,000,000 shares of common stock under the 2006 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2010, there were 6,000 shares issued under the 2006 Plan and no options have been granted.

(5)           2002 Omnibus Securities Plan.  On April 19, 2002, the Company adopted the 2002 Omnibus Securities Plan (the “2002 Plan”). Under the plan, the Company may grant options or issue stock to selected employees, directors, and consultants up to 30,000 shares. The exercise price of each option is at the discretion of the Board of Directors but cannot be less than 85% of the fair market value of a share at the date of grant (100% of fair market value for 10% stockholders). The vesting period of each option granted is also at the discretion of the Board of Directors, but each option granted shall vest at a rate of no less than 20% per year from date of grant.

 In August 2005, the number of shares under the 2002 Plan was increased by 3,000,000 and 400 shares were issued under the 2002 Plan. In January 2006, the 3,000,000 increase was reaffirmed and ratified by the Board of Directors when technical deficiencies in the registration statement registering the shares of stock issuable under the 2002 Plan were corrected. As of October 31, 2010, there were 3,030,000 shares authorized under the 2002 Plan and 2,425 shares issued and no options have been granted.

Recent Sales of Unregistered Securities

On December 24, 2010, we sold and issued a convertible promissory note in the aggregate principal amount of $30,000 to a certain investor. The Note matures on the two-year anniversary of the date of issuance and accrues interest at an annual rate of ten percent (10%). The Note is payable in full on the maturity date unless previously converted into shares of our common stock at an initial conversion price of $0.0001 per share, as may be adjusted.

On January 25, 2011, we sold and issued a convertible promissory note in the aggregate principal amount of $40,000 to a certain investor. The Note matures on the two-year anniversary of the date of issuance and accrues interest at an annual rate of ten percent (10%). The Note is payable in full on the maturity date unless previously converted into shares of our common stock at an initial conversion price of $0.0001 per share, as may be adjusted.

The shares referenced above were issued in transactions which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

 ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

General

We are a development stage company. Our business has two primary opportunities that we are developing. We have a green cleaning products business that is organized to use our own scientific formulations to manufacture and sell a new line of powerful industrial strength environmentally friendly biodegradable cleaning products that contain natural non-toxic ingredients. We have a biodiesel business that is organized to use our extraction technology to convert waste cooking oil and grease into a biodiesel fuel ingredient that we intend to sell to biodiesel fuel producers. Our biodiesel business is designed to eliminate environmental issues associated with disposing of waste cooking oil and grease.

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

We will manufacture GEM products at our facility in San Antonio, Texas using our scientific formulations. We plan to market GEM products to American consumers directly and through retailers. We estimate that product sales will begin in our fiscal second quarter ended April 30, 2011. Product prices are planned to be competitive with branded household floor, carpet and drain cleaning products.

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

Going Concern

The financial statements contained in this report have been prepared assuming that we will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We have incurred losses since inception and have negative cash flows from operations. For the years ended October 31, 2010 and 2009, we incurred net losses of $833,129 and $927,207, respectively, and we have a stockholders’ deficit of $2,245,450 as of October 31, 2010. Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products. We recently raised funds through the sale of convertible notes to an investor and by borrowing under an existing secured loan agreement. We are pursuing the sale of additional convertible notes. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us. Failure to secure such financing may result in our inability to continue as a going concern.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Equity based compensation expense was $0 during the years ended October 31, 2010 and 2009.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the years ended October 31, 2010 and 2009 are those of the continuing operations of Todays Alternative Energy Corporation, which include GEM and BESI on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Year Ended October 31,		From Inception of Development Stage on November 1, 2007 Through October 31, 2010
	2010	2009	(UNAUDITED)
Net sales	$—	$—	$—
Cost of sales	—	—	—

Gross (loss)	—	—	—

Selling, general and administrative	461,849	450,591	1,504,300

Operating (loss)	$(461,849)	$(450,591)	$(1,504,300)

Comparison of the Year Ended October 31, 2010 and 2009

Net sales.  Net sales for operations were $0 for the years ended October 31, 2010 and 2009.

Selling, general, and administrative.    Selling, general, and administrative expenses was $461,849 for the year ended October 31, 2010 compared to $450,591for the year ended October 31, 2009. The increase of $11,258 or 2% was primarily due to professional fees incurred for operational support for developing the green cleaning products and biodiesel fuel businesses and back office accounting support

Operating loss.    We incurred an operating loss of $461,849 for the year ended October 31, 2010, compared to an operating loss of $450,591 for the year ended October 31, 2009. The increase of $11,258 or 2% was primarily due to professional fees incurred for operational support for developing the green cleaning products and biodiesel fuel businesses and back office accounting support.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, and issuance of equity securities. Our working capital deficit at October 31, 2010 was $2,245,450 and at October 31, 2009 it was $2,221,280. We had cash of $4,446 as of October 31, 2010, while we had cash of $3,423 as of October 31, 2009.

We used $235,205 of net cash from operating activities for the year ended October 31, 2010, compared to using $302,294 in the year ended October 31, 2009.

Net cash flows provided by investing activities was $0 for the year ended October 31, 2010 compared to $0 for the year ended October 31, 2009.

Net cash flows provided by financing activities were $236,228 for the year ended October 31, 2010, compared to net cash provided by financing activities of $304,844 in the year ended October 31, 2009. The net cash provided by financing activities is from the proceeds from our notes payable, which are net of repayments.

Loan Agreements

On November 29, 2006, we entered into two separate loan agreement with certain lenders that provided for the potential for us to borrow up to $1,000,000 under each loan agreement. Under the loan agreements, the lenders received convertible promissory notes in the aggregate principal amounts of $164,000, $537,955 and $264,625, respectively, for loans made prior to the November 29, 2006 loan agreements. As a result of subsequent agreements between the lenders, a single lender now holds both $1,000,000 loan agreements. The lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $2,000,000. Borrowings under the loan agreements bear interest at the rate of eight percent (8%) per annum and are payable on demand. Outstanding principal and accrued interest is also convertible into shares of our common stock at a fixed conversion rate of $0.001 per share as a result of a May 2008 amendment to the loan agreements. In addition, the lender cannot convert any principal or interest to the extent that such conversion would require us to issue shares of our common stock in excess of our authorized and unissued shares of common stock. The notes are secured by a first priority security interest in all of our assets. By their terms, the holder of the notes may not convert the notes to the extent such conversion would cause the holder to have acquired a number of shares of common stock that would exceed 4.99% of our then outstanding common stock.

Since July 2009, third party investors have acquired $41,000 in principal under the loan agreement. We have reduced the amount of unpaid principal and interest under the loan agreement through issuances of our common stock in satisfaction of conversion requests. As of October 31, 2010, the outstanding principal balance on these loans was approximately $1,400,000.

Capital Requirements

The report of our independent accountants for the fiscal year ended October 31, 2010 states that we have incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.

As of October 31, 2010, we had a working capital deficit of $2,245,450. Currently, we do not generate any revenues. To operate our biodiesel fuel ingredient production business, we need to construct or lease biodiesel plants and we will not generate any revenues from this business until we have established plants that are operational. The expected cost to build each biodiesel plant is $2.5 million and we do not have the capital to build such plants. In our green cleaning products business, we need to complete the build out of our leased space in San Antonio, Texas and buy production equipment in order to begin producing cleaning products to sell. We expect to begin generating revenues in our green cleaning products business once the production facility is fully operational and our sales and marketing campaigns our launched in our fiscal second quarter ended April 30, 2011. The expected cost to open a production facility is $400,000 and we are seeking the capital to begin buying production equipment. We raised $70,000 from the sales of convertible notes to an investor and expect to raise the remaining funds needed through additional sales of convertible notes. If we cannot raise additional debt and/or equity capital, we will be unable to generate any revenues..

We believe that, as of the date of this report, our existing working capital and cash flows generated from operations will be insufficient to fund our plan of operations over the next 12 months, and accordingly, we will need to continue to obtain additional financing.

As set forth above, we have entered into a secured loan agreement with a third party lender, under which the lender, in its sole and absolute discretion, can lend to us up to $2,000,000. However, such loans are completely discretionary with the lender, and as of the date hereof, we have received no commitment from the lender to advance us additional funds. We have sold unsecured convertible notes to an investor and seek to sell additional unsecured convertible notes, and as of the date hereof, we have received no firm commitment from investors to purchase additional notes from us.

In the event that our lenders do not advance us additional funds under the loan agreement and investors do not purchase additional unsecured convertible notes, we would need to seek additional debt or equity financing, i a strategic alliance, or a joint venture. Such additional financing, alliances, or joint venture opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects could be adversely affected. In addition, any debt financings or significant capital expenditures require the written consent of our existing lenders.

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

Todays Alternative Energy Corporation
(Formerly Bio Solutions Manufacturing, Inc.)
(A Development Stage Company)

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F -3

Consolidated Statement of Operations for the years ended October 31, 2010 and 2009 and for the Period From November 1, 2007 (inception of development stage) through October 31, 2010	F - 4

Consolidated Statement of Statements of Stockholders’ Deficit	F - 5

Consolidated Statement of Cash Flows for the years ended October 31, 2010 and 2009 and for the Period From November 1, 2007 (inception of development stage) through October 31, 2010	F - 6

Notes to the consolidated financial statements	F -7 to F-15

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Todays Alternative Energy Corporation
(Formerly Bio Solutions Manufacturing, Inc.)

We have audited the accompanying consolidated balance sheets of Todays Alternative Energy Corporation (A Development Stage Enterprise) as of October 31, 2010 and 2009, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended October 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

Because we were not engaged to audit “from inception of development stage on November 1, 2007 through October 31, 2010” columns in the consolidated statements of operations and cash flows, we did not extend our auditing procedures to enable us to express an opinion on the results of operations and cash flows for the above mentioned periods.  Accordingly, we did not express an opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2010 and 2009, and the results of its operations and cash flows for each of the two years in the period ended October 31, 2010, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that Todays Alternative Energy Corporation will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ RBSM LLP
RBSM LLP

New York, New York
February 14, 2011

Todays Alternative Energy Corporation
(Formerly Bio Solutions Manufacturing, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	October 31,	October 31,
	2010	2009

Assets

Current assets:
Cash	$4,446	$3,423
Prepaid expenses	1,463	-
Total current assets	5,909	3,423

Total assets	$5,909	$3,423

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$884,194	$1,112,481
Convertible notes payable	1,367,165	1,112,222
Total current liabilities	2,251,359	2,224,703

Stockholders' deficit:
Preferred stock, $0.00001 par value, 10,000,000 authorized,
10,000 shares of Series A issued and outstanding as of October 31, 2010
and October 31, 2009 and 80,000 and 92,000 shares of Series B issued and outstanding as of October 31, 2010 and 2009, respectively	1	1
Common stock, $0.00001 par value, 1,000,000,000 shares
authorized, 43,371,079 and 26,617,197 shares issued and outstanding as of
October 31, 2010 and 2009, respectively	434	266
Common stock to be issued	5	-
Additional paid-in capital	7,615,206	6,806,420
Deficit accumulated from November 1, 2007 (inception of development stage)	(2,352,775)	(1,519,646)
Accumulated deficit	(7,508,321)	(7,508,321)
Total stockholders' deficit	(2,245,450)	(2,221,280)

Total liabilities and deficiency in stockholders' equity	$5,909	$3,423

The accompanying notes are an integral part of these consolidated financial statements.

Todays Alternative Energy Corporation
(Formerly Bio Solutions Manufacturing, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

	Years Ended October 31,		From Inception of Development Stage on November 1, 2007 Through October 31, 2010 (Unaudited)
	2010	2009

Expenses:
General and administrative expenses	$461,849	$450,591	$1,504,300
Total expenses	461,849	450,591	1,504,300

Loss from operations	(461,849)	(450,591)	(1,504,300)

Other expenses:
Beneficial conversion feature expense	(269,608)	(331,157)	(544,775)
Interest expense	(101,672)	(145,459)	(303,700)
Total other expenses	(371,280)	(476,616)	(848,475)

Net loss before provision for income taxes	(833,129)	(927,207)	(2,352,775)

Provision for income taxes	-	-	-
Net loss	$(833,129)	$(927,207)	$(2,352,775)

Net loss per weighted average share - basic and diluted	$(0.03)	$(0.07)
Weighted average number of shares - basic and diluted	31,156,627	13,937,611

The accompanying notes are an integral part of these consolidated financial statements.

Todays Alternative Energy Corporation
(Formerly Bio Solutions Manufacturing, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' (Deficit)

	Preferred Stock Series A and B		Common Stock		Common Stock to be	Additional Paid in	Deficit Accumulated	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issued	Capital	During the Development Stage	(Deficit)	(Deficit)

Balance, October 31, 2007	-	$-	46,353	$46	$-	$5,866,824	$-	$(7,508,321)	$(1,641,451)

Debt converted for shares			16,000	16		106,544			106,560

Series A and common shares issued for services	10,000	10	26,725	27		285,285			285,322

Beneficial conversion feature						(55,990)			(55,990)

Reclassification as a result of reincorporation		(10)		(88)		98			-

Net loss							(592,439)		(592,439)

Balance, October 31, 2008	10,000	$-	89,078	$1	$-	$6,202,761	$(592,439)	$(7,508,321)	$(1,897,998)

Shares issued in satisfaction of fraction shares resulting from 1-for-1,000 reverse stock split			2,019	-					-

Debt converted for shares			26,395,000	264		113,686			113,950

Shares issued for services			131,100	1		66,817			66,818

Series B shares issued for legal settlement	92,000	1				91,999			92,000

Beneficial conversion feature						331,157			331,157

Net loss							(927,207)	-	(927,207)

Balance, October 31, 2009	102,000	$1	26,617,197	$266	$-	$6,806,420	$(1,519,646)	$(7,508,321)	$(2,221,280)

Debt converted for shares			8,005,000	80		7,925			8,005

Shares issued for services			7,709,109	77		134,923			135,000

Conversion of Series B shares for common shares	(12,000)		1,039,773	11	4	(15)			-

Beneficial conversion feature						269,608			269,608

Contributed services by former officers						394,679			394,679

Accrued expenses forgiven by former officer						1,666			1,666

300 shares of common stock to be issued to former officer					1				1

Net loss							(833,129)		(833,129)

Balance, October 31, 2010	90,000	$1	43,371,079	$434	$5	$7,615,206	$(2,352,775)	$(7,508,321)	$(2,245,450)

The accompanying notes are an integral part of these consolidated financial statements.

Todays Alternative Energy Corporation
(Formerly Bio Solutions Manufacturing, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended		From Inception of Development Stage on November 1, 2007 Through October 31, 2010 (Unaudited)
	October 31,
	2010	2009
CASH FLOWS FROM OERATING ACTIVITIES
Net loss	$(833,129)	$(927,207)	$(2,352,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	3,570
Loss on disposition of fixed assets	-	-	3,320
Beneficial conversion feature	269,608	331,157	544,775
Shares issued for services provided	135,000	66,818	487,140
Shares issued for legal settlement	-	92,000	92,000
Shares to be issued for officer’s compensation	1	-	1
Shares issued for interest payment	-	68,250	68,250
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,463)	-	537
Accounts payable and accrued expenses	194,778	66,688	484,820
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(235,205)	(302,294)	(668,362)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	241,888	331,157	716,694
Payments on notes payable	(5,660)	(26,313)	(48,922)
NET CASH PROVIDED BY FINANCING ACTIVITIES	236,228	304,844	667,772

Net increase (decrease) in cash	1,023	2,550	(590)
Cash, beginning of period	3,423	873	5,036
Cash, ending of period	$4,446	$3,423	$4,446

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Contribution of accrued salaries by former officers	$394,679	$-	$394,679
Accrued expenses forgiven by former officer	1,666	-	1,666
Debt converted for equity	8,005	45,700	162,065

The accompanying notes are an integral part of these consolidated financial statements.

TODAYS ALTERNATIVE ENERGY CORPORATION
(FORMERLY BIO SOLUTIONS MANUFACTURING, INC.)
(A DEVEOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company

Todays Alternative Energy Corporation ( “we”, “us”, “our Company “, “our”, the “Company” and formerly “Bio Solutions Manufacturing, Inc.”) business has two primary opportunities that we are developing. We have a green cleaning products business that is organized to use our own scientific formulations to manufacture and sell a new line of powerful industrial strength environmentally friendly biodegradable cleaning products that contain natural non-toxic ingredients. We have a biodiesel business that is organized to use our extraction technology to convert waste cooking oil and grease into a biodiesel fuel ingredient that we intend to sell to biodiesel fuel producers. Our biodiesel business is designed to eliminate environmental issues associated with disposing of waste cooking oil and grease.

Corporate Changes

On October 24, 2008, Company stockholders approved the change of the Company’s domicile from New York to Nevada by means of a merger of Bio Solutions, Manufacturing, Inc, a New York corporation with and into its wholly owned subsidiary Todays Alternative Energy Corporation (formerly “Bio Solutions Manufacturing, Inc.”), a Nevada corporation, which change included, among other things, a change in the Company’s authorized capital, a change in its articles of incorporation, and a change in its bylaws. The reincorporation closed on October 31, 2008.

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

Development Stage Company

As a result of impairing the value of the Company’s intangible assets, at October 31, 2007,  we began implementing new plans to enter the biodiesel fuel market on November 1, 2007. As a result, the Company is a development stage enterprise, as defined by Accounting Standards Codification (the “Codification” or “ASC”) 915-10. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of development stage through October 31, 2010, the Company has accumulated losses of $2,352,775.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended October 31, 2010 and 2009, the Company has incurred net losses of $833,129 and $927,207, respectively, and has a stockholders’ deficit of $2,245,450 as of October 31, 2010. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

TODAYS ALTERNATIVE ENERGY CORPORATION
(FORMERLY BIO SOLUTIONS MANUFACTURING, INC.)
(A DEVEOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

As of October 31, 2010, the Company employees consist of its Chief Executive Officer and Vice President. To conserve cash, minimize borrowing and minimize overhead costs, the Company is outsourcing certain administrative and operating activities under an arrangement that allows it to pay for the services with shares of the Company’s common stock. The Company continues to need to borrow cash from time to time in order to pay its operating costs while it seeks substantial financing needed to generate sales from its Biodiesel Division and Cleaning Division. The Company anticipates future losses from operations as a result of ongoing overhead expenses incurred while it attempts to resume selling activities.

These consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bio Extraction Services, Inc. (“BESI”) and Guaranteed Enzyme Miracle Corporation (“GEM”). Significant inter-company accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

For the purpose of the accompanying consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. At October 31, 2010 and 2009, the Company had no cash equivalents.

Research and Development

All research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for the years ended October 31, 2010 and 2009 and from November 1, 2007 (the inception of development stage) through October 31, 2010.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

TODAYS ALTERNATIVE ENERGY CORPORATION
(FORMERLY BIO SOLUTIONS MANUFACTURING, INC.)
(A DEVEOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

Stock-Based Employee Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006.

Comprehensive Income (Loss)

The Company adopted Accounting Standards Codification subtopic 220-10, “Comprehensive Income” (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities. The Company does not have any items of comprehensive income in the periods presented, that are not already presented in the statement of operations.

Income Taxes

The Company has adopted Accounting Standards Codification 740, “Income Taxes” (“ASC 740”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant, except basis difference related to certain debts.

Effective January 1, 2007 the Company adopted an amendment to the requirements of ASC 740. The amended standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

ASC 740-10-25-5 “Income Taxes—Overall—Recognition—Basis Recognition Threshold”, (“Tax Position Topic”) provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, i.e. “more-likely-than-not”, that the income tax positions must achieve before being recognized in the financial statements. In addition, the Tax Position Topic requires expanded annual disclosures, including a roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months.

As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ended October 31, 2010 and 2009.

Net Loss Per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Excluding the effect of Series B Preferred Stock, potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 1,754,391,452 and 1,396,055,589  at October 31, 2010 and 2009, respectively, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

All recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses are comprised of the following as of October 31, 2010 and 2009:

	October 31, 2010	October 31, 2009
Accounts payable	$261,539	$355,350
Salaries	66,814	382,764
Interest	387,186	285,514
Payroll taxes	74,367	73,576
Professional fees	77,992	-
Other	16,296	15,277
Total accrued expenses	$884,194	$1,112,481

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

TODAYS ALTERNATIVE ENERGY CORPORATION
(FORMERLY BIO SOLUTIONS MANUFACTURING, INC.)
(A DEVEOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

On March 10, 2009, the note holder assigned $20,000 of the note to a third party investor that, on March 27, 2009, entered into a Stock Purchase Agreement with the Company under which the investor purchased 20,000,000 shares of Company common stock in exchange for cancellation of the $20,000 note.

The Company issued 6,200,000 shares of common stock during the year ended October 31, 2009 for conversion of indebtedness recorded at $6,200, at a share price of $0.001 per share, pursuant to the terms of such debt agreements. In addition, in August 2009, the Company repaid a $19,500 advance made by a shareholder by exchanging 195,000 shares valued at $87,750 based on the prevailing market price of the shares at the time, with $68,250 of the shares attributed to interest expense and late charges for an effective annual interest rate of 108%.

Beneficial conversion feature expenses of $269,608 and $331,157 were recorded during the years ended October 31, 2010 and 2009, respectively, all of which were attributed the beneficial conversion feature with this loan agreement. The notes are secured by a first priority security interest in all of the assets of the Company.

As of October 31, 2010, and 2009, the Company had outstanding convertible notes due to six and two holders with an aggregate principal balance of $1,367,165 and $1,112,222, respectively.

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

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock. The Company’s board of directors is expressly authorized to provide for the issue of all or any of the shares of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designations, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be adopted by the board of directors and as may be permitted by law

On July 25, 2008, the Company created a series of preferred stock of the Company known as Series A Preferred Stock, par value $0.001 per share. In connection with the change in domicile, the par value was reduced to $0.00001 per share on October 31, 2008. The Series A Preferred Stock is not convertible. Holders of the Series A Preferred Stock do not have any preferential dividend or liquidation rights. The shares of Series A Preferred Stock are not redeemable. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A Preferred Stock shall be entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series A Preferred Stock held by such holder, (b) the number of issued and outstanding shares of Company common stock, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002.

On August 1, 2008, the Company issued 10,000 shares of Series A Preferred Stock to Patricia Spreitzer, the Company’s former Chief Financial Officer in consideration of accrued and unpaid salary. The Company deemed the stated value of the Series A Preferred Stock to be $1.00 per share. Ms. Spreitzer subsequently sold the 10,000 shares of Series A Preferred Stock on December 20, 2010 in a private transaction with Len Amato, our current President, Chief Executive Officer and Chief Financial Officer.

On April 29, 2009, the Company created a series of preferred stock of the Company known as Series B Preferred Stock, par value $0.00001 per share. The Series B Preferred Stock has a stated value of $1.00 per share and is convertible into shares of common stock at a conversion rate equal to the average of the Per Shares Market Values (as defined) during the 10 trading days immediately prior to conversion. No holder of Series B Preferred Stock may convert more than 1,000 shares of its Series B Preferred Stock in any given month and collectively the holders of Series B Preferred Stock may not convert more than 4,000 shares in any calendar month. In addition, holders of the Series B Preferred Stock may not convert such shares into common stock if as a result of such conversion the holder would hold in excess of 4.99% shares of Company issued and outstanding common stock. The Series B Preferred Stock does not contain any voting, liquidation, dividend or preemptive rights.  No holder of Series B Preferred Stock shall be entitled to convert the same into shares of Company common stock to the extent such conversion would require the Company to issue shares of common stock in excess of the Company’s then sufficient authorized and unissued shares of common stock.

On April 30, 2009, the Company issued 92,000 shares of Series B Preferred Stock in accordance with a Settlement Agreement and General Release dated April 30, 2009 in connection with the Becker litigation. During the year ended October 31, 2010, a Series B preferred stock holder converted 12,000 shares of Series B Preferred Stock into 1,483,232 shares of common stock, of which 443,459 common shares are to be issued.

TODAYS ALTERNATIVE ENERGY CORPORATION
(FORMERLY BIO SOLUTIONS MANUFACTURING, INC.)
(A DEVEOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

Common Stock

Effective with the October 31, 2008 change in the Company’s articles of incorporation, the Company has 1,000,000,000 shares of authorized common stock. Par value was changed to $0.00001 per share from $0.001 per share. The holders of the Company’s common stock are entitled to one vote per share of common stock held.

During fiscal 2009, the following equity transactions occurred:

The Company effectuated a 1-for-1,000 reverse stock split of its outstanding shares of common stock on November 20, 2008 and issued 2,019 shares in settlement of resulting fractional shares.

On March 27, 2009, the Company entered into a Stock Purchase Agreement with a third party investor pursuant to which the Company issued 20,000,000 shares of Company common stock  in consideration of such investor’s agreement to exchange and cancel a $20,000 note payable by the Company (See Note 3).

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

The Company issued 6,200,000 shares of common stock during the year ended October 31, 2009 for conversion of indebtedness recorded at $6,200, at a share price of $0.001 per share, pursuant to the terms of such debt agreements. In addition, in August 2009, the Company repaid a $19,500 advance made by a shareholder by exchanging 195,000 shares valued at $87,750 based on the prevailing market price of the shares at the time, with $68,250 of the shares attributed to interest expense and late charges.

During fiscal 2010, the following equity transactions occurred:

The Company issued 7,709,109 shares of common stock in exchange for consulting services valued at $135,000.

The Company issued 8,005,000 shares of common stock during the year ended October 31, 2010 for conversion of indebtedness recorded at $8,005, at a share price of $0.001 per share, pursuant to the terms of such debt agreements.

During the year ended October 31, 2010, the Company issued 1,039,773 shares of common stock and recorded as issuable 443,459 shares of common stock in exchange for the conversion of 12,000 Series B Preferred Stock.

As of October 31, 2010, there were 43,371,079 shares of Company common stock issued and outstanding.

Warrants

Warrants have been issued for equity raises only for the last years. Warrants issued before October 31, 2005 were issued for services and are fully vested.

A summary of the warrant activity of for the years ended October 31, 2010 and 2009 is as follows:

	Warrants		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2008	2,750	2,750	$800	$800
Granted Fiscal Year 2009	-	-	-	-
Exercised Fiscal Year 2009	(2,750)	(2,750)	(800)	(800)
Expired Fiscal Year 2009	-	-	-	-
Balance - October 31, 2009	-	-	-	-
Granted Fiscal Year 2010	-	-	-	-
Exercised Fiscal Year 2010	-	-	-	-
Expired Fiscal Year 2010	-	-	-	-
Balance - October 31, 2010	-	-	$-	$-

TODAYS ALTERNATIVE ENERGY CORPORATION
(FORMERLY BIO SOLUTIONS MANUFACTURING, INC.)
(A DEVEOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

Stock incentive plans

On April 19, 2002, the Company adopted the 2002 Omnibus Securities Plan (the “2002 Plan”). Under the plan, the Company may grant options or issue stock to selected employees, directors, and consultants up to 30,000 shares. The exercise price of each option is at the discretion of the Board of Directors but cannot be less than 85% of the fair market value of a share at the date of grant (100% of fair market value for 10% stockholders). The vesting period of each option granted is also at the discretion of the Board of Directors, but each option granted shall vest at a rate of no less than 20% per year from date of grant.

In August 2005, the number of shares under the 2002 Plan was increased by 3,000,000 and 400 shares were issued under the 2002 Plan. In January 2006, the 3,000,000 increase was reaffirmed and ratified by the Board of Directors when technical deficiencies in the registration statement registering the shares of stock issuable under the 2002 Plan were corrected. As of October 31, 2010, there were 3,030,000 shares authorized under the 2002 Plan and 2,425 shares issued and no options have been granted.

On October 27, 2006, the Company adopted its 2006 Stock Incentive Plan (the “2006 Plan”). The Company is permitted to issue up to 6,000,000 shares of common stock under the 2006 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2010, there were 6,000 shares issued under the 2006 Plan and no options have been granted.

In December 2006, options to purchase an aggregate of 4,000 shares of common stock at an exercise price of $300 per share were issued to consultants. The options vested based on the number of gallons of bio-diesel alternative fuel that was converted by the Company’s bio-converter from sites introduced directly or indirectly by the consultant. As the vesting of these options did not occur during the terms of the options, the Company did not value such options, which has expired as of January 31, 2010. A summary of the non-plan option activity for the year ended October 31, 2010 is as follows:

	Stock Options		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2008	4,000	-	$300	$-
Granted Fiscal Year 2009	-	-	-	-
Exercised Fiscal Year 2009	-	-	-	-
Expired Fiscal Year 2009	-	-	-	-
Balance - October 31, 2009	4,000	-	$300	$-
Granted Fiscal Year 2010	-	-	-	-
Exercised Fiscal Year 2010	-	-	-	-
Expired Fiscal Year 2010	(4,000)	-	(300)	-
Balance – October 31, 2010	-	-	$-	$-

On October 15, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 10,000,000 shares of common stock under the 2007 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2010, there were 9,960 shares issued under the 2007 Plan and no options have been granted.

On April 22, 2008, the Company adopted its 2008 Stock Incentive Plan (the “2008 Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the 2008 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2010, there were 4,574,784 shares issued under the 2008 Plan.

On April 22, 2008, the Company adopted its 2008 California Stock Incentive Plan (the “California Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the California Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2010, there were 3,281,600 shares issued under the California Plan and no options have been granted.

NOTE 5 - INCOME TAXES

The provisions for income taxes for the year ended October 31, 2010 and 2009 consisted of the following:

	2010	2009
Provision benefit for income taxes at statutory federal rate	$(308,000)	$(340,000)
Permanent timing differences	149,000	158,000
Valuation allowance change	159,000	182,000
Net Income Tax Provision	$-	$-

TODAYS ALTERNATIVE ENERGY CORPORATION
(FORMERLY BIO SOLUTIONS MANUFACTURING, INC.)
(A DEVEOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

The reported provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% to the loss before income taxes as follows:

	October 31, 2010	October 31, 2009
Federal income taxes at statutory rate	(34)%	(34)%
State tax rate, net of federal income tax	(3)	(3)
Permanent difference	18	17
Valuation allowance	19	20
Effective income tax rate	0%	0%

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company’s ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets. The Company has not filed their federal or state income tax returns for several years.

At October 31, 2010, the Company has estimated it’s unused net operating losses of approximately $5,300,000 (which will begin expiring in 2019 through 2030) that may be applied, against future taxable income.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

During 2008, the Company issued 10,000 shares of Series A Preferred Stock to its then Chief Financial Officer in satisfaction of $10,000 in salary owed. The former Chief Financial Officer subsequently sold the 10,000 shares of Series A Preferred Stock on December 20, 2010 in a private transaction to Len Amato, the current President, Chief Executive Officer and Chief Financial Officer.

During 2009, there were 1,100 shares of common stock issued to related parties, management and employees of the Company for services rendered. The expense for such shares issued was recorded using the then fair market value of the shares issued.

In August 2009, the Company repaid a $19,500 advance made by a shareholder by exchanging 195,000 shares valued at $87,750 based on the prevailing market price of the shares at the time, with $68,250 of the shares attributed to interest expense and late charges.

David Bennett, the former President and Patricia Spreitzer, the former Chief Financial Officer of the Company, respectively, voluntarily forgave their accrued salaries totaling $394,679 and accrued expenses totaling $1,666 was forgiven by the President, both of which were reclassified to equity as contributed capital. Additionally, the Company agreed to issue the former Chief Financial Officer 300 shares of common stock valued at $1.

On November 9, 2010, Len Amato was appointed as the Company’s Chairman of the Board of Directors, President, and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. From 2007 to October 2010, Mr. Amato was managing member of Interstellar Holdings, LLC, an investment banking firm that has provided financing under the Company’s November 29, 2006 loan agreement.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In October 2010, the Company entered into a lease agreement for a 14,833 square foot facility in San Antonio, Texas from November 1, 2010 through February 29, 2016. The lease contains real estate tax and operating escalations and a termination option after the third year.

TODAYS ALTERNATIVE ENERGY CORPORATION
(FORMERLY BIO SOLUTIONS MANUFACTURING, INC.)
(A DEVEOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

Commitments for future minimum rentals under non cancelable operating leases are as follows:

Year ending October 31,
2011	$42,027
2012	63,040
2013	103,040
Total	$208,107

Rent expense for the years ended October 31, 2010 and 2009 was $0 and $2,100, respectively.

Payroll Taxes

At October 31, 2010 and 2009, the Company is delinquent with remitting payroll taxes of $70,182 and $73,576, respectively, including estimated penalties and interest. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further.

Employment agreements

On October 30, 2007, the Company entered into employment agreements with David Bennett and Patricia Spreitzer, the Company’s President and Chief Financial Officer. Each agreement is for an initial term of three years and provides for an annual base salary during the term of the agreement of $75,000 and $54,000, respectively, provided, however, that the base salary shall be increased to $150,000 and $100,000 per annum, respectively, upon closing of a private placement of the Company’s debt or equity securities resulting in gross proceeds of at least $4 million. Each officer will receive performance based bonuses upon attainment of certain gross revenue targets specified in each employment agreement. Each officer will also receive stock grants of 200, 250, 300, and 350 shares of the Company’s common stock in each of fiscal 2007, 2008, 2009 and 2010, respectively. The Company has agreed to grant each officer options to purchase 4,000 shares of Company common stock with exercise prices ranging from $170 to $2,000, which options would vest upon the attainment of certain gross revenue targets, as more specifically set forth in the employment agreements. The granting of the options is subject to the Company’s adoption of a stock option plan for such purpose. These options were not granted as of October 31, 2010.

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

David Bennett and Patricia Spreitzer resigned as the Company’s President and Chief Financial Officer on November 9, 2010 and October 31, 2010, respectively and on November 9, 2010, the Company’s board of directors appointed Len Amato who will serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

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

TODAYS ALTERNATIVE ENERGY CORPORATION
(FORMERLY BIO SOLUTIONS MANUFACTURING, INC.)
(A DEVEOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

As of October 31, 2010 and 2009, there were no financial assets or liabilities that were measured at fair value on a recurring basis.

NOTE 9 – SUBSEQUENT EVENTS

On January 25, 2011, the Company sold and issued a convertible promissory note in the aggregate principal amount of $40,000 to a certain investor. The note matures on the two-year anniversary of the date of issuance and accrues interest at an annual rate of ten percent (10%). The note is payable in full on the maturity date unless previously converted into shares of Company common stock at an initial conversion price of $0.0001 per share, as may be adjusted.

On January 11, 2010, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of 1:20. None of the shares included herein have been adjusted for the reverse stock split as the Company has not filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of Nevada nor received approval from the Financial Industry Regulatory Authority.

On December 24, 2010, the Company sold and issued a convertible promissory note in the aggregate principal amount of $30,000 to a certain investor. The note matures on the two-year anniversary of the date of issuance and accrues interest at an annual rate of ten percent (10%). The note is payable in full on the maturity date unless previously converted into shares of Company common stock at an initial conversion price of $0.0001 per share, as may be adjusted.

Since October 31, 2010, the Company issued an aggregate of 2,300,000 shares of common stock upon conversion of convertible promissory notes.

On December 20, 2010, Patricia Spreitzer, the Company’s former Chief Financial Officer entered into a securities purchase agreement  with Len Amato, the Company’s current Chief Executive Officer, President and Chief Financial Officer in which Ms. Spreitzer sold 10,000 shares of the Company’s Series A Preferred Stock to Mr. Amato for a per share purchase price of $0.10 for an aggregate purchase price of $1,000. Pursuant to the terms of the certificate of designation of the Preferred Stock, each share of Preferred Stock shall be entitled to the number of votes equal to the product of (a) the number of shares of the Preferred Stock held by such holder, (b) the number of issued and outstanding shares of our common stock on a fully diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002. Therefore, upon consummation of the aforementioned stock sale, Mr. Amato held voting power entitled to 3,835,561,232 votes or 98.8% of the outstanding voting power, based on 46,586,828 shares of the Company’s common stock issued and outstanding, 78,000 shares of Series B Preferred Stock issued and outstanding convertible into 28,260,870 shares of the Company’s common stock and $1,842,933 in outstanding convertible notes (including accrued interest) that is convertible into 1,842,932,918 shares of the Company’s common stock as of December 20, 2010.

Since October 31, 2010, the Company has issued 1,681,770 shares of Company common stock, in satisfaction of notices to convert 5,000 shares of Series B Preferred Stock. Of that total, 443,459 shares were shown as common stock to be issued.

Since October 31, 2010, the Company has issued 5,057, 698 shares of Company common stock in exchange for consulting services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act ("Exchange Act") of 1934, the Company's management, consisting of Len Amato, our President, Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) made an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended October 31, 2010. Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our CEO/ CFO carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act. Based on this evaluation, our CEO/CFO concluded that our controls and procedures as of October 31, 2010 were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the course of the preparation of our financial statements for the fiscal year ended October 31, 2010, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions, document control, account analysis and reconciliation and timely preparation of financial statements. In addition, the Company has limited resources and limited number of employees in order to properly segregate duties. These internal control deficiencies may also constitute deficiencies in our disclosure controls.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Our CEO /CFO is in the process of implementing a more effective system of controls, procedures, and other changes in the areas of accounting for equity transactions, document control, account analysis, and reconciliation to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.

Among the changes needed to be implemented are the following:

●	Document control system established and monitored for compliance;
●	Timely analysis of accounting treatment and disclosure requirements for contractual agreements;
●	Lack of segregation of duties;

Changes in Internal Control Over Financial Reporting

None

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officer and Directors

Our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Position

Len Amato	61	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

 Len Amato. Mr. Amato was appointed as the Company’s Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on November 9, 2010. From 2007 to October 2010, Mr. Amato was managing member of Interstellar Holdings, LLC, a Connecticut-based investment banking firm that has provided the Company with financing. From 2002 to 2010, Mr. Amato was president and a board member of CancerCare of Connecticut, a nonprofit organization that provides free professional support services to anyone affected by cancer. Mr. Amato serves as a committee chairman for The Michael Bolton Charities, Inc. Mr. Amato received a bachelor of arts in 1971 from Fairfield University in Fairfield, Connecticut. Mr. Amato was appointed to the Company's board based on his over twenty years experience as a manager, owner and investor in several successful businesses, including having grown businesses from the start-up stage through sale to third parties.

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

The member of the Compensation Committee is Len Amato, whom is not “independent” under any known listing standards. The basic responsibility of the Compensation Committee is to review the performance and development of our management in achieving corporate goals and objectives and to assure that our senior executives are compensated effectively in a manner consistent with our strategy, competitive practice, and the requirements of the appropriate regulatory bodies. Toward that end, the Committee oversees, reviews, and administers all compensation, equity, and employee benefit plans and programs.

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

During the last fiscal year, there were no meetings of the Compensation Committee.

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

Involvement in Certain Legal Proceedings

To the Company’s knowledge, during the past ten (10) years, none of the Company’s directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law

Director Independence

           We do not believe that our sole director is an “independent director,” as that term is defined by listing standards of the national exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to partially combine these roles. Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions partially combined.

The Company currently has one full director, Len Amato, who also serves as the company's Chief Executive Officer. The Company is actively seeking other qualified individuals to serve on the Company's Board of Directors. At this time, the Company does not have Directors and Officers liability insurance which has been a deterring factor in seeking other qualified directors. The full director, as CEO of the Company as actively involved in oversight of the Company's day to day activities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended October 31, 2010, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 857 Post Road, Suite 397, Fairfield, Connecticut 06824.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table—Fiscal 2010, 2009 and 2008

The table below summarizes the total compensation paid or awarded to each of the Named Executive Officers for Fiscal years 2010, 2009 and 2008.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)****		Option Awards ($)(3)	All Other Compensation ($)	Total ($)
David S. Bennett*	2008	$75,000	(1)	-0-	$4,500	(7)	$-0-	-0-	$79,500
Chairman, President and	2009	75,000	(2)	-0-	-0-		-0-	-0-	75,000
Chief Executive Officer	2010	75,000	(3)	-0-	-0-		-0-	-0-	75,000

Patricia M. Spreitzer **	2008	$54,000	(4)	-0-	$14,500	(7)(8)	$-0-	-0-	$68,500
Chief Financial Officer, Secretary	2009	54,000	(5)	-0-	-0-		-0-	-0-	54,000
and Treasurer	2010	54,000	(6)	-0-	-0-		-0-	-0-	54,000

Len Amato ***	2010	$-0-		-0-	$-0-		$-0-	-0-	$-0-

* Mr. Bennett resigned from all positions on November 9, 2010.
** Ms. Spreitzer resigned from all positions on October 31, 2010.
*** Mr. Amato was appointed as the Company’s Chairman of the Board of Directors, President, and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on November 9, 2010.
**** Represent the aggregate grant date fair market value computed in accordance with FASB ASC TOPIC 718.

(1)	$75,000 was accrued as salary, of which $4,500 was paid and $70,500 was forgiven.

(2)	$75,000 was accrued as salary, of which $15,000 was paid and $60,000 was forgiven.

(3)	$75,000 was accrued as salary, of which $35,000 was paid and $40,000 was forgiven.

(4)	$54,000 was accrued as salary, of which $14,500 was paid and $39,500 was forgiven.

(5)	$54,000 was accrued as salary, of which $29,534 was paid and $24,466 was forgiven.

(6)	$54,000 was accrued as salary, of which $22,787 was paid and $31,213 was forgiven.

(7)
Received 450 shares of common stock in lieu of $4,500 in salary. In addition, each officer’s employment agreement provides for a stock grant of 250 shares in Fiscal 2008, but this amount has not been paid.

(8)	Received 10,000 shares of Series A preferred stock in lieu of $10,000 in salary.

Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock awards and stock options granted to the Named Executive Officers in Fiscal 2010.

Name		Approval Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards:	All Other Option Awards:	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
	Grant Date				Number of Shares of Stock or Units (#)	Number of Securities Underlying Options (#)
David S. Bennett *	-	-	-	-	-	-	-	-

Patricia M. Spreitzer **	-	-	-	-	-	-	-	-
Len Amato ***	-	-	-	-	-	-	-	-

* Mr. Bennett resigned from all positions on November 9, 2010.
** Ms. Spreitzer resigned from all positions on October 31, 2010.
*** Mr. Amato was appointed as the Company’s Chairman of the Board of Directors, President, and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on November 9, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at the end of Fiscal 2010.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
David S. Bennett *	0	0	-	-	-	-

Patricia M. Spreitzer **	0	0	-	-	-	-
Len Amato ***

* Mr. Bennett resigned from all positions on November 9, 2010.
** Ms. Spreitzer resigned from all positions on October 31, 2010.
*** Mr. Amato was appointed as the Company’s Chairman of the Board of Directors, President, and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on November 9, 2010.

Option Exercises and Stock Vested

No stock options vested or were exercised by any Named Executive Officers in Fiscal 2010.

Employment Agreements

On October 30, 2007, we entered into an employment agreements with David Bennett and Patricia Spreitzer, our former President and Chief Financial Officer, respectively. Each agreement was for an initial term of three years and provided for an annual base salary during the term of the agreement of $75,000 and $54,000, respectively, provided, however, that base salary be increased to $150,000 and $100,000 per annum, respectively, upon closing of a private placement of our debt or equity securities resulting in gross proceeds of at least $4 million. Each officer was eligible for performance—based bonuses upon attainment of certain gross revenue targets specified in each employment agreement. Each officer was eligible to receive stock grants of 200, 250, 300, and 350 shares of our common stock in each of fiscal 2007, 2008, 2009 and 2010. We agreed to grant each officer options to purchase 4,000 shares of our common stock with exercise prices ranging from $170 to $2,000, which options would vest upon the attainment of certain gross revenue targets, as more specifically set forth in the employment agreements. The granting of the options was subject to our adoption of a stock option plan for such purpose. In fiscal 2007, both officers were awarded a one-time bonus of $75,000 and $54,000, respectively, which bonuses were accrued but not paid.

Each employment agreement also contained the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with employment; (ii) three (3) weeks paid vacation leave; (iii) medical, dental and life insurance benefits; (iv) a severance payment of twelve (12) month’s salary at the then-applicable base salary rate in the event that we terminated the officer’s employment without cause or if the officer’s employment is terminated due to death or disability; and (v) 24 month non-compete/non solicitation terms.

David Bennett and Patricia Spreitzer resigned as the Company’s President and Chief Financial Officer on November 9, 2010 and October 31, 2010, respectively and on November 9, 2010, the Company’s board of directors appointed Len Amato who will serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

Compensation of Directors

Our directors did not receive any compensation for their services as a director in 2010.   All directors are entitled to reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 14, 2011 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Name And Address (1)	Number Of Common Shares Beneficially Owned	Percentage Owned (2)		Number Of Series A Preferred Shares Beneficially Owned	Percentage Owned (2)	Percentage of Total Voting Power (3)

Len Amato	–		*	10,000	100%	98.8%

All directors and officers as a group (persons)

*Less than 1%
(1)	Unless otherwise noted, the address is c/o Todays Alternative Energy Corporation, 857 Post Road, Suite 397, Fairfield, Connecticut 06824.
(2)	Based on 52,410,547 common shares and 10,000 series A preferred shares issued and outstanding on February 14, 2011.
(3)
Holders of our common stock are entitled to one vote per share, for a total of 52,410,547 votes. Holders of our series A preferred stock are entitled to the number of votes on such matters equal to the product of (a) the number of shares of the series A preferred stock held by such holder, (b) the number of issued and outstanding shares of our  common stock, on a fully-diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002. Our convertible notes currently convert into 1,929,310,640 shares of common stock. Accordingly the series A preferred are entitled to a total of 3,985,664,596 votes.

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

On August 1, 2008, we issued 10,000 shares of Series A Preferred Stock to our former CFO in satisfaction of $10,000 of accrued but unpaid salary.

On December 20, 2010, Patricia Spreitzer, the Company’s former Chief Financial Officer entered into a securities purchase agreement  with Len Amato, the Company’s current Chief Executive Officer, President and Chief Financial Officer in which Ms. Spreitzer sold 10,000 shares of the Company’s Series A Preferred Stock to Mr. Amato for a per share purchase price of $0.10 for an aggregate purchase price of $1,000. Pursuant to the terms of the certificate of designation of the Preferred Stock, each share of Preferred Stock shall be entitled to the number of votes equal to the product of (a) the number of shares of the Preferred Stock held by such holder, (b) the number of issued and outstanding shares of our common stock on a fully diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002. Therefore, upon consummation of the aforementioned stock sale, Mr. Amato held voting power entitled to 3,835,561,232 votes or 98.8% of the outstanding voting power, based on 46,586,828 shares of the Company’s common stock issued and outstanding, 78,000 shares of Series B Preferred Stock issued and outstanding convertible into 28,260,870 shares of the Company’s common stock and $1,842,933 in outstanding convertible notes (including accrued interest) that is convertible into 1,842,932,918 shares of the Company’s common stock as of December 20, 2010.

David Bennett, the former President and Patricia Spreitzer, the former Chief Financial Officer of the Company, respectively, voluntarily forgave their accrued salaries totaling $394,679 and accrued expenses totaling $1,666 was forgiven by the President, both of which were reclassified to equity as contributed capital. Additionally, the Company agreed to issue the former Chief Financial Officer 300 shares of common stock valued at $1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

RBSM LLP will be billing us $20,000 in fees for services rendered for the fiscal year ended October 31, 2010.

RBSM LLP will be billing us $10,000 in fees for services rendered for the fiscal year ended October 31, 2009.

Audit-Related Fees

We did not receive any bills from RBSM LLP for assurance and related services that are not reported under Audit Fees above in 2010 or 2009.

Tax Fees

We did not receive any bills from RBSM LLP for tax compliance, tax advice or tax planning in 2010 or 2009.

All Other Fees

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We do not currently have an Audit Committee. The policy of our Board of Directors, which acts as our Audit Committee, is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

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

10.16	Stock Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 2, 2009).

10.17	Settlement Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2009).

10.18	Form of Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2011).

10.19	Form of Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K, field with the SEC on February 9, 2011).

21.1	Subsidiaries of Bio Solutions Manufacturing, Inc., filed herewith.

31.1	Certification of Len Amato pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of Len Amato pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODAYS ALTERNATIVE ENERGY CORPORATION

By:	/s/ Len Amato
February 14, 2011	Len Amato
President, Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Len Amato	Chief Executive Officer Chief Financial Officer, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	February 14, 2011
Len Amato