Form 10-Q
period 2011-01-31
Todays Alternative Energy Corp
filed 2011-03-09
CIK 1128581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 001-32044

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

As of March 8, 2011, there were 52,677,214 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐ No    ☒

Quarterly Report on Form 10-Q for the

Quarterly Period Ended January 31, 2011

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of January 31, 2011 (unaudited) and October 31, 2010:	3
Condensed Consolidated Statements of Operations for the Three Months Ended January 31, 2011 and 2010 and for the Period From November 1, 2007 (inception of development stage) through January 31, 2011 (unaudited):	4
Condensed Consolidated Statement of Stockholders’ Deficit for Period October 31, 2007 to January 31, 2011 (unaudited):	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2011 and 2010 and for the Period From November 1, 2007 (inception of development stage) through January 31, 2011 (unaudited):	6
Notes to Unaudited Condensed Consolidated Financial Statements January 31, 2011:	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4 Controls and Procedures	14

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 1A Risk Factor	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults upon Senior Securities	15
Item 4. Removed and Reserved	15
Item 5. Other Information	15
Item 6. Exhibits	15

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART 1:         FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Todays Alternative Energy Corporation
 (A Development Stage Company)
Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2011	2010
	(unaudited)
Assets

Current assets:
Cash	$37,690	$4,446
Prepaid expense	975	1,463
Total current assets	38,665	5,909

Other assets:
Security deposit	7,478	-
Other deposits	46,522	-
Total other assets	54,000	-

Total assets	$92,665	$5,909

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$975,565	$884,194
Due to officer	2,399	-
Convertible notes payable, net of long term portion	1,439,365	1,367,165
Total current liabilities	2,417,329	2,251,359

Long term portion of convertible notes payable (net of debt discount of $68,016 and $0 as of January 31, 2011 and October 31, 2010, respectively)	1,984	-

Stockholders' (deficit):
Preferred stock, $0.00001 par value, 10,000,000 authorized,10,000 shares of Series A issued and outstanding as of January 31, 2011 and October 31, 2010 and 77,000 and 80,000 shares of Series B issued and outstanding as of January 31, 2011 and October 31, 2010, respectively	1	1
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 47,183,930 and 43,371,079 shares issued and outstanding as of January 31, 2011 and October 31, 2010, respectively	472	434
Common stock to be issued	1	5
Additional paid-in capital	7,761,972	7,615,206
Deficit accumulated from November 1, 2007 (inception of development stage)	(2,580,773)	(2,352,775)
Accumulated deficit	(7,508,321)	(7,508,321)
Total stockholders' (deficit)	(2,326,648)	(2,245,450)

Total liabilities and deficiency in stockholders' equity	$92,665	$5,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Todays Alternative Energy Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ending January 31,		From Inception of Development Stage on November 1, 2007 Through January 31,
	2011	2010	2011

Expenses:
General and administrative expenses	$122,162	$113,914	$1,626,462
Total expenses	122,162	113,914	1,626,462

Loss from operations	(122,162)	(113,914)	(1,626,462)

Other expenses:
Beneficial conversion feature expense	(76,483)	(72,600)	(621,258)
Interest expense	(29,353)	(23,091)	(333,053)
Total other expenses	(105,836)	(95,691)	(954,311)

Net loss before provision for income taxes	(227,998)	(209,605)	(2,580,773)

Provision for income taxes	-	-	-
Net loss	$(227,998)	$(209,605)	$(2,580,773)

Net loss per weighted average share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares - basic and diluted	44,985,574	26,617,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Todays Alternative Energy Corporation
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders’ Deficit
(Unaudited)

	Preferred Stock Series A and B		Common Stock		Common Stock to be	Additional Paid in	Deficit Accumulated	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issued	Capital	During the Development Stage	(Deficit)	(Deficit)

Balance, October 31, 2007	-	$-	46,353	$46	$-	$5,866,824	$-	$(7,508,321)	$(1,641,451)

Debt converted for shares			16,000	16		106,544			106,560

Series A and common shares issued for services	10,000	10	26,725	27		285,285			285,322

Beneficial conversion feature						(55,990)			(55,990)

Reclassification as a result of reincorporation		(10)		(88)		98			-

Net loss							(592,439)		(592,439)

Balance, October 31, 2008	10,000	$-	89,078	$1	$-	$6,202,761	$(592,439)	$(7,508,321)	$(1,897,998)

Shares issued in satisfaction of fraction shares resulting from 1-for-1,000 reverse stock split			2,019	-					-

Debt converted for shares			26,395,000	264		113,686			113,950

Shares issued for services			131,100	1		66,817			66,818

Series B shares issued for legal settlement	92,000	1				91,999			92,000

Beneficial conversion feature						331,157			331,157

Net loss							(927,207)	-	(927,207)

Balance, October 31, 2009	102,000	$1	26,617,197	$266	$-	$6,806,420	$(1,519,646)	$(7,508,321)	$(2,221,280)

Debt converted for shares			8,005,000	80		7,925			8,005

Shares issued for services			7,709,109	77		134,923			135,000

Conversion of Series B shares for common shares	(12,000)		1,039,773	11	4	(15)			-

Beneficial conversion feature						269,608			269,608

Contributed services by former officers						394,679			394,679

Accrued expenses forgiven by former officer						1,666			1,666

300 shares of common stock to be issued to former officer					1				1

Net loss							(833,129)		(833,129)

Balance, October 31, 2010	90,000	$1	43,371,079	$434	$5	$7,615,206	$(2,352,775)	$(7,508,321)	$(2,245,450)

Debt converted for shares			2,300,000	23		2,277			2,300

Beneficial conversion feature						144,500			144,500
Conversion of Series B shares for common shares	(3,000)		1,512,851	15	(4)	(11)			-
Net loss							(227,998)		(227,998)

Balance, January 31, 2011	87,000	$1	47,183,930	$472	$1	$7,761,972	$(2,580,773)	$(7,508,321)	$(2,326,648)

Todays Alternative Energy Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,		From Inception of Development Stage on November 1, 2007 Through January 31,
	2011	2010	2011

CASH FLOWS FROM OERATING ACTIVITIES
Net loss	$(227,998)	$(209,605)	$(2,580,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	3,570
Loss on disposition of fixed assets	-	-	3,320
Beneficial conversion feature expense	76,483	72,600	621,258
Shares issued for services provided	-	-	487,140
Shares issued for legal settlement	-	-	92,000
Shares to be issued for officer’s compensation	-	-	1
Shares issued for interest payment	-	-	68,250
Changes in operating assets and liabilities:
Prepaid expenses	488	-	1,025
Other assets	(54,000)	-	(54,000)
Accounts payable and accrued expenses	91,372	66,457	576,192
Due to officer	2,399	-	2,399
Net cash used in operating activities	(111,256)	(70,548)	(779,618)

Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from notes payable	144,500	72,600	861,194
Payments on notes payable	-	(5,475)	(48,922)
Net cash provided by financing activities	144,500	67,125	812,272

Net increase (decrease) in cash	33,244	(3,423)	32,654
Cash and cash equivalents – beginning	4,446	3,423	5,036
Cash and cash equivalents – ending	$37,690	$-	$37,690

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Contribution of accrued salaries by former officers	$-	$-	$394,679
Accrued expenses forgiven by former officer	$-	$-	$1,666
Debt converted to equity	$2,300	$-	$164,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TODAYS ALTERNATIVE ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Todays Alternative Energy Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited condensed consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the fiscal year ended October 31, 2010 as reported in the 10-K have been omitted.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Guaranteed Enzyme Miracle Corporation (“GEM”) and Bio-Extraction Services, Inc. (“BESI”). Significant inter-company accounts and transactions have been eliminated.

Nature of Business and History of Company

The Company business has two primary opportunities that it is developing. The Company has a green cleaning products business that is organized to use its scientific formulations to manufacture and sell a new line of powerful industrial strength environmentally friendly biodegradable cleaning products that contain natural non-toxic ingredients. The Company has a biodiesel business that is organized to use its extraction technology to convert waste cooking oil and grease into a biodiesel fuel ingredient that it intends to sell to biodiesel fuel producers. The Company’s biodiesel business is designed to eliminate environmental issues associated with disposing of waste cooking oil and grease.

Corporate Changes

On April 19, 2010, holders of the majority of the voting power of the outstanding stock of Bio-Solutions Manufacturing, Inc. as of April 16, 2010, voted in favor of changing the Company’s name to Todays Alternative Energy Corporation.  On June 9, 2010, the Company filed a certificate of amendment with the Secretary of State of Nevada in order to effect the name change.

Development Stage Company

As a result of impairing the value of the Company’s intangible assets, at October 31, 2007, the Company began implementing new plans to enter the biodiesel fuel market on November 1, 2007. As a result, the Company is a development stage enterprise, as defined by Accounting Standards Codification (the “Codification” or “ASC”) 915-10. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from November 1, 2007 (the inception of development stage) through January 31, 2011, the Company has accumulated losses of $2,580,773.

Use of Estimates

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 2,559,074,784 and 1,492,085,358, respectively at January 31, 2011 and 2010, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the results of its operations.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the three months ended January 31, 2011, the Company has incurred net losses of $227,998 and has a stockholders’ deficit of $2,326,648 as of January 31, 2011. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

As of January 31, 2011, the Company employees consist of its Chief Executive Officer and a vice president. To conserve cash, minimize borrowing and minimize overhead costs, the Company is outsourcing certain administrative and operating activities under an arrangement that allows it to pay for the services with shares of the Company’s common stock. The Company continues to need to borrow cash from time to time in order to pay its operating costs while it seeks substantial financing needed to generate sales from its Biodiesel Division and Cleaning Division. The Company anticipates future losses from operations as a result of ongoing overhead expenses incurred while it attempts to resume selling activities.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	January 31, 2011	October 31, 2010
	(unaudited)

Accounts payable	$261,940	$261,539
Salaries	59,298	66,814
Interest	416,360	387,186
Payroll taxes	70,182	74,367
Professional fees	147,992	77,992
Other	19,793	16,296
Total	$975,565	$884,194

NOTE 3 – CONVERTIBLE NOTES PAYABLE

	January 31, 2011	October 31, 2010
	(unaudited)
Convertible notes payable:
Convertible promissory note (a)	$1,405,320	$1,333,120
Convertible promissory note (b)	400	400
Convertible promissory note (c)	33,645	33,645
Convertible promissory note (d)	30,000	-
Convertible promissory note (e)	40,000	-
	1,509,365	1,367,165
Less: discount on debt	(68,016)	-
	1,441,349	1,367,165
Less: current portion	(1,439,365)	(1,367,165)
Long term debt	$1,984	$-

a)
On November 29, 2006, the Company entered into a loan agreement with certain existing third-party lenders and a new lender, pursuant to which the Company borrowed approximately $164,000 and certain outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated secured convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to the Company, up to an aggregate total of $1,000,000 per lender. Each note was convertible into shares of the Company’s common stock at a conversion rate equal to the lower of (a) $0.05 per share, or (b) seventy percent (70%) of the three day average of the closing bid price of the Company’s common stock immediately prior to conversion, although such conversions could not be less than $0.01 per share, in any circumstances. In May 2008, the conversion price was amended to provide a fixed conversion price of $0.001 per share. In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require the Company to issue shares of its common stock in excess of its authorized and unissued shares of common stock.  The notes were transferred to a single entity.  Each note accrues interest at an annual rate of eight percent (8%) and is payable on demand. During the three months ended January 31, 2011, the note holder converted $2,300 of note principal into 2,300,000 shares of Company common stock.

b)
On July 14, 2009, an unrelated third party investor acquired an interest in the November 26, 2006 loan agreement from the existing lender, since which the investor has made various conversions to the principal and interest outstanding.

c)
On May 26, 2010, an unrelated third party investor acquired an interest in the November 26, 2006 loan agreement from the existing lender, since which the investor has made various conversions to the principal and interest outstanding.

d)
On December 24, 2010, the Company sold and issued a convertible promissory note in the aggregate principal amount of $30,000 to a certain investor. The note matures on the two-year anniversary of the date of issuance and accrues interest at an annual rate of ten percent (10%). The note is payable in full on the maturity date unless previously converted into shares of Company common stock at a conversion price of $0.0001 per share. The Company recognized and measured an aggregate of $30,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note issued, with the discount being amortized over the note’s two-year term.

e)
On January 25, 2011, the Company sold and issued a convertible promissory note in the aggregate principal amount of $40,000 to a certain investor. The note matures on the two-year anniversary of the date of issuance and accrues interest at an annual rate of ten percent (10%). The note is payable in full on the maturity date unless previously converted into shares of Company common stock at a conversion price of $0.0001 per share. The Company recognized and measured an aggregate of $40,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note issued, with the discount being amortized over the note’s two-year term.

Beneficial conversion feature expenses of $76,483 and $72,600 were recorded in the three months ended January 31, 2011 and 2010, respectively and $621,258 was recorded from November 1, 2007 (the inception of development stage) through January 31, 2011, all of which were attributed to these loan agreements.

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock

During the three months ended January 31, 2011, a Series B preferred stock holder converted 3,000 shares of Series B Preferred Stock into 1,069,392 shares of common stock.

Common Stock

During the three months ended January 31, 2011, the Company issued 1,512,851 shares of common stock, including 443,459 common stock to be issued, in exchange for the conversion of Series B Preferred Stock.

As of January 31, 2011 and October 31, 2010, there were 47,183,930 and 43,371,079 shares of Company common stock issued and outstanding, respectively.

Warrants

During the three months ended January 31, 2011 and 2010, the Company did not issue any stock warrants or options.  As of January 31, 2011, no warrants or options are outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

On November 9, 2010, Len Amato was appointed as the Company’s Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. From 2007 to October 2010, Mr. Amato was a managing member of Interstellar Holdings, LLC, an investment banking firm that has provided financing under the Company’s November 29, 2006 loan agreement.

On December 20, 2010, the former Chief Financial Officer sold 10,000 shares of her Series A Preferred Stock in a private transaction to the Company’s current President, Chief Executive Officer and Chief Financial Officer.

At January 31, 2011, the Company owed its president $2,399 for invoices that he paid on its behalf.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In October 2010, the Company entered into a 64 month lease agreement for a 14,833 square foot facility in San Antonio, Texas. The lease contains real estate tax and operating escalations and a termination option after the third year. Monthly rental payments start five months after completion of leasehold improvements to the facility and receipt of a certificate of occupancy.

Rent expense for the three months ended January 31, 2011 and 2010 was $0.

Employment agreements

David Bennett and Patricia Spreitzer resigned as the Company’s President and Chief Financial Officer on November 9, 2010 and October 31, 2010, respectively and on November 9, 2010, the Company’s board of directors appointed Len Amato who will serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

NOTE 7 – SUBSEQUENT EVENTS

Since January 31, 2011, the Company has issued 435,586 shares of Company common stock in satisfaction of notices to convert 2,000 shares of Series B Preferred Stock.

Since January 31, 2011, the Company has issued 5,057,698 shares of Company common stock to consultants for services rendered.

On February 25, 2011, the Company sold and issued a convertible promissory note in the aggregate principal amount of $30,000 to a certain investor. The note matures on the two-year anniversary of the date of issuance and accrues interest at an annual rate of ten percent (10%). The note is payable in full on the maturity date unless previously converted into shares of Company common stock at a conversion price of $0.0001 per share.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

General

Todays Alternative Energy Corporation (the “Company” or “we”) have two primary business opportunities that we are developing. Our green cleaning products business is organized to use our scientific formulations to manufacture and sell a new line of powerful industrial strength environmentally friendly biodegradable cleaning products that contain natural non-toxic ingredients. Our biodiesel business is organized to use extraction technology to convert waste cooking oil and grease into a biodiesel fuel ingredient that we intend to sell to biodiesel fuel producers. Our biodiesel business is designed to eliminate environmental issues associated with disposing of waste cooking oil and grease.

On June 9, 2010, we changed our name from “Bio Solutions Manufacturing, Inc.” to “Todays Alternative Energy Corporation” to better reflect the direction of our business.

On July 1, 2010, we announced plans to brand our new line of industrial strength, environmentally friendly biodegradable cleaning products with the GEM name, a Company-owned brand. The GEM brand name and the accompanying tagline, "Guaranteed Enzyme Miracle," call attention to the natural enzymes and other eco-friendly industrial strength ingredients in GEM cleansers that safely and quickly remove oil, grease and other stubborn stains. GEM products contain no ammonia, phosphates, dyes, artificial scents or toxins, and are biodegradable. GEM products will enter a large expanding market for green cleaners.

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

Going Concern

The unaudited condensed consolidated financial statements contained in this report have been prepared assuming that we will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We have incurred losses since inception and have negative cash flows from operations. For the years ended October 31, 2010 and 2009, we incurred net losses of $833,129 and $927,207, respectively, and we have a stockholders’ deficit of $2,245,450 as of October 31, 2010. For the three months ended January 31, 2011 and 2010, we incurred net losses of $227,998 and $209,605, respectively, and we have a stockholders’ deficit of $2,326,648 as of January 31, 2011. Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products and services. Management is pursuing various sources of equity and debt financing. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us. Failure to secure such financing may result in our inability to continue as a going concern and the impairment of the recorded long lived assets.

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

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the three months ended January 31, 2011 and 2010 are those of the continuing operations of Todays Alternative Energy Corporation which includes GEM and BESI on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected unaudited financial data from continuing operations:

	Three Months Ended January 31,		From Inception of Development Stage on November 1, 2007 Through
	2011	2010	January 31, 2011
Net sales	$-	$-	$-
Cost of sales	-	-	-

Gross profit	-	-	-

Selling, general and administrative	122,162	113,914	1,626,462

Operating loss	$122,162	$113,914	$1,626,462

Comparison of the Three Months Ended January 31, 2011 and 2010

Net sales. Net sales from operations were $0 for the three months ended January 31, 2011 and 2010.

Selling, general, and administrative. Selling, general, and administrative expenses were $122,162 for the three months ended January 31, 2011 compared to $113,914 for the three months ended January 31, 2010.  The increase of $8,248 or 7% was primarily due to the start of our developing a sales and marketing campaign for the Company's new line of industrial strength, environmentally friendly biodegradable cleaning products with the GEM name, a Company-owned brand.

Operating loss. Operating losses incurred were $122,162 for the three months ended January 31, 2011 compared to $113,914 for the three months ended January 31, 2010.  The increase of $8,248 or 7% was primarily due to the start of our developing a sales and marketing campaign for the Company's new line of industrial strength, environmentally friendly biodegradable cleaning products with the GEM name, a Company-owned brand.

Loss from Beneficial Conversion Feature. Loss from beneficial conversion features was $76,483 for the three months ended January 31, 2011 compared to $72,600 for the three months ended January 31, 2010.  The increase of $3,883 or 5% was primarily due to an increase in net borrowings during the current three-month period.

Interest expense. Interest expense was $29,353 for the three months ended January 31, 2011 compared to $23,091 for the three months ended January 31, 2010.  The increase of $6,262 or 27% was primarily due to our having a greater amount of outstanding borrowings during the current three-month period.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from debt financing, and issuance of equity securities. Our working capital deficit at January 31, 2011 was $2,378,664 and $2,245,450 at October 31, 2010. We had cash of $37,690 at January 31, 2011 and $4,446 as of October 31, 2010.

We used $111,256 of net cash from operating activities for the three months ended January 31, 2011, compared to $70,548 in the three months ended January 31, 2010.

Net cash flows used in investing activities was $0 for the three months ended January 31, 2011, compared to using $0 in the three months ended January 31, 2010.

Net cash flows provided by financing activities were $144,500 for the three months ended January 31, 2011, compared to $67,125 in the three months ended January 31, 2010. The net cash provided by financing activities is from the proceeds from our lines of credit and notes payable, which are net of repayments.

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

On December 24, 2010, January 25, 2011 and February 25, 2011, we sold and issued convertible promissory note in the aggregate principal amounts of $30,000, $40,000 and $30,000, respectively, to a certain investor. The notes mature on the two-year anniversary of the respective dates of issuance and accrue interest at an annual rate of ten percent. The notes are payable in full on the maturity dates unless previously converted into shares of our common stock at a conversion price of $0.0001 per share. The $100,000 in aggregate proceeds are being used to fund the development of our business.

Capital Requirements

The report of our independent accountants for the fiscal year ended October 31, 2010 states that we have incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.

As of January 31, 2011, we had a working capital deficit of $2,378,664. Currently, we do not generate any revenues. To operate our biodiesel fuel ingredient production business, we need to construct or lease biodiesel plants and we will not generate any revenues from this business until we have established plants that are operational. The expected cost to build each biodiesel plant is $2.5 million and we do not have the capital to build such plants. In our green cleaning products business, we need to complete the build out of our leased space in San Antonio, Texas and buy production equipment in order to begin producing cleaning products to sell. We expect to begin generating revenues in our green cleaning products business once the production facility is fully operational and our sales and marketing campaigns our launched in our fiscal third quarter ended July 31, 2011. The expected cost to open a production facility is $400,000 and we are seeking the capital to begin buying production equipment. We raised $100,000 from the sales of convertible notes to an investor and expect to raise the remaining funds needed through additional sales of convertible notes. If we cannot raise additional debt and/or equity capital, we will be unable to generate any revenues.

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

In the event that our lenders do not advance us additional funds under the loan agreement and investors do not purchase additional unsecured convertible notes, we would need to seek additional debt or equity financing, strategic alliance, or a joint venture. Such additional financing, alliances, or joint venture opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects could be adversely affected. In addition, any debt financings or significant capital expenditures require the written consent of our existing lenders.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company's management, consisting of Len Amato, the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”), carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended January 31, 2011. Based upon that evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, consisting of our CEO/CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended January 31, 2011. Based on that evaluation, our CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended January 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2011, the Company issued 2,300,000 shares of common stock in payment of principal due on an unregistered convertible promissory note. The note and the shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions of an issuer not involving a public offering.

During the three months ended January 31, 2011, the Company issued 1,512,851 shares of common stock in conversion of shares of Series B preferred stock. The preferred and common shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions of an issuer not involving a public offering.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – REMOVED AND RESERVED

ITEM 5 – OTHER INFORMATION

On February 25, 2011, we sold and issued a convertible promissory note in the aggregate principal amount of $30,000 to a certain investor. The note matures on the two-year anniversary of the date of issuance and accrues interest at an annual rate of ten percent. The note is payable in full on the maturity date unless previously converted into shares of our common stock at an initial conversion price of $0.0001 per share. The $30,000 proceeds are being used to fund the development of our business.  A form of the note is attached to this Quarterly Report as Exhibit 4.1.

ITEM 6 - EXHIBITS

a.	(a)	The following exhibits are filed with this report.

	4.1	Form of Convertible Promissory Note

	10.1	Form of Convertible Promissory Note (Incorporated by Reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2011)

	10.2	Form of Convertible Promissory Note (Incorporated by Reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2011)

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 8, 2011	/s/ Len Amato
By: Len Amato
Its: Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)