Form 10-K/A
period 2010-10-31
Todays Alternative Energy Corp
filed 2011-05-20
CIK 1128581

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

As of May 20, 2011, there were 68,635,571 shares of our common stock issued and outstanding.

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

EXPLANATORY NOTE

This amendment on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for Todays Alternative Energy Corporation, as initially filed with the Securities and Exchange Commission (“SEC”) on February 14, 2011 (the “Original Report”). The Company is filing this amendment for the purpose of responding to SEC comments to (i) present audited amounts in the columns for the period from inception of the development stage (November 1, 2007) through October 31, 2010 of our consolidated statements of operations and cash flows, which are unchanged from the unaudited figures presented in the Original Report, (ii) to make such corresponding changes as necessary in Item 7A. and to (iii) amend certain statements in Item 9A to conform with Item 308 of Regulation S-K.  Other than as amended by this Amendment, the Original Report remains in full effect.

PART I

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

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Year Ended October 31,		From Inception of Development Stage on November 1, 2007 Through
	2010	2009	October 31, 2010
Net sales	$—	$—	$—
Cost of sales	—	—	—

Gross (loss)	—	—	—

Selling, general and administrative	461,849	450,591	1,504,300

Operating (loss)	$(461,849)	$(450,591)	$(1,504,300)

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Todays Alternative Energy Corporation

(Formerly Bio Solutions Manufacturing, Inc.)

 We have audited the accompanying consolidated balance sheets of Todays Alternative Energy Corporation (A Development Stage Enterprise) as of October 31, 2010 and 2009, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended October 31, 2010 and for the period from November 1, 2007 (date of inception) to October 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overal financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2010 and 2009, and the results of its operations and cash flows for each of the two years in the period ended October 31, 2010 and for the period from November 1, 2007 (date of inception) to October 31, 2010, in conformity with generally accepted accounting principles in the United States.

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

New York, New York

May 20, 2011

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

Todays Alternative Energy Corporation
(Formerly Bio Solutions Manufacturing, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

	Years Ended October 31,		From Inception of Development Stage on November 1, 2007 Through October 31,
	2010	2009	2010

Expenses:
General and administrative expenses	$461,849	$450,591	$1,504,300
Total expenses	461,849	450,591	1,504,300

Loss from operations	(461,849)	(450,591)	(1,504,300)

Other expenses:
Beneficial conversion feature expense	(269,608)	(331,157)	(544,775)
Interest expense	(101,672)	(145,459)	(303,700)
Total other expenses	(371,280)	(476,616)	(848,475)

Net loss before provision for income taxes	(833,129)	(927,207)	(2,352,775)

Provision for income taxes	-	-	-
Net loss	$(833,129)	$(927,207)	$(2,352,775)

Net loss per weighted average share - basic and diluted	$(0.03)	$(0.07)
Weighted average number of shares - basic and diluted	31,156,627	13,937,611

The accompanying notes are an integral part of these consolidated financial statements.

Todays Alternative Energy Corporation
(Formerly Bio Solutions Manufacturing, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' (Deficit)

	Preferred Stock Series A and B		Common Stock		Common Stock to be	Additional Paid in	Deficit Accumulated During the Development	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issued	Capital	Stage	(Deficit)	(Deficit)

Balance, October 31, 2007	-	$-	46,353	$46	$-	$5,866,824	$-	$(7,508,321)	$(1,641,451)

Debt converted for shares			16,000	16		106,544			106,560

Series A and common shares issued for services	10,000	10	26,725	27		285,285			285,322

Beneficial conversion feature						(55,990)			(55,990)

Reclassification as a result of reincorporation		(10)		(88)		98			-

Net loss							(592,439)		(592,439)

Balance, October 31, 2008	10,000	$-	89,078	$1	$-	$6,202,761	$(592,439)	$(7,508,321)	$(1,897,998)

Shares issued in satisfaction of fraction shares resulting from 1-for-1,000 reverse stock split			2,019	-					-

Debt converted for shares			26,395,000	264		113,686			113,950

Shares issued for services			131,100	1		66,817			66,818

Series B shares issued for legal settlement	92,000	1				91,999			92,000

Beneficial conversion feature						331,157			331,157

Net loss							(927,207)	-	(927,207)

Balance, October 31, 2009	102,000	$1	26,617,197	$266	$-	$6,806,420	$(1,519,646)	$(7,508,321)	$(2,221,280)

Debt converted for shares			8,005,000	80		7,925			8,005

Shares issued for services			7,709,109	77		134,923			135,000

Conversion of Series B shares for common shares	(12,000)		1,039,773	11	4	(15)			-

Beneficial conversion feature						269,608			269,608

Contributed services by former officers						394,679			394,679

Accrued expenses forgiven by former officer						1,666			1,666

300 shares of common stock to be issued to former officer					1				1

Net loss							(833,129)		(833,129)

Balance, October 31, 2010	90,000	$1	43,371,079	$434	$5	$7,615,206	$(2,352,775)	$(7,508,321)	$(2,245,450)

The accompanying notes are an integral part of these consolidated financial statements.

Todays Alternative Energy Corporation
(Formerly Bio Solutions Manufacturing, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended October 31,		From Inception of Development Stage on November 1, 2007 Through
	2010	2009	October 31, 2010
CASH FLOWS FROM OERATING ACTIVITIES
Net loss	$(833,129)	$(927,207)	$(2,352,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	3,570
Loss on disposition of fixed assets	-	-	3,320
Beneficial conversion feature	269,608	331,157	544,775
Shares issued for services provided	135,000	66,818	487,140
Shares issued for legal settlement	-	92,000	92,000
Shares to be issued for officer’s compensation	1	-	1
Shares issued for interest payment	-	68,250	68,250
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,463)	-	537
Accounts payable and accrued expenses	194,778	66,688	484,820
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(235,205)	(302,294)	(668,362)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	241,888	331,157	716,694
Payments on notes payable	(5,660)	(26,313)	(48,922)
NET CASH PROVIDED BY FINANCING ACTIVITIES	236,228	304,844	667,772

Net increase (decrease) in cash	1,023	2,550	(590)
Cash, beginning of period	3,423	873	5,036
Cash, ending of period	$4,446	$3,423	$4,446

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Contribution of accrued salaries by former officers	$394,679	$-	$394,679
Accrued expenses forgiven by former officer	1,666	-	1,666
Debt converted for equity	8,005	45,700	162,065

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company

Todays Alternative Energy Corporation ( “ we”, “us”, “our Company “, “our”, the “Company” and formerly “Bio Solutions Manufacturing, Inc.”) business has two primary opportunities that we are developing. We have a green cleaning products business that is organized to use our own scientific formulations to manufacture and sell a new line of powerful industrial strength environmentally friendly biodegradable cleaning products that contain natural non-toxic ingredients. We have a biodiesel business that is organized to use our extraction technology to convert waste cooking oil and grease into a biodiesel fuel ingredient that we intend to sell to biodiesel fuel producers. Our biodiesel business is designed to eliminate environmental issues associated with disposing of waste cooking oil and grease.

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

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company ’ s ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve has been provided against the Company ’ s net deferred tax assets. The Company has not filed their federal or state income tax returns for several years.

At October 31, 2010, the Company has estimated it ’ s unused net operating losses of approximately $5,300,000 (which will begin expiring in 2019 through 2030) that may be applied, against future taxable income.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act ("Exchange Act") of 1934, the Company's management, consisting of Len Amato, our President, Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) made an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended October 31, 2010. Based upon that evaluation, our CEO/CFO concluded that our internal controls over financial reporting are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed by, or under the supervision of a Company's principal executive and principal financial officer and effected by a Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We conducted an evaluation, with the participation of our CEO/CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO/CFO concluded that as of October 31, 2010, our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses described below.

During the course of the preparation of our financial statements for the fiscal year ended October 31, 2010, we identified certain material weaknesses relating to our internal controls over financial reporting within the areas of accounting for equity transactions, document control, account analysis and reconciliation and timely preparation of financial statements. In addition, the Company has limited resources and limited number of employees in order to properly segregate duties. These internal control deficiencies may also constitute deficiencies in our disclosure controls.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Remediation of Material Weaknesses

Our CEO/CFO is in the process of implementing a more effective system of controls, procedures, and other changes in the areas of accounting for equity transactions, document control, account analysis, and reconciliation to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.

Among the changes needed to be implemented are the following:

•	Document control system established and monitored for compliance;
•	Timely analysis of accounting treatment and disclosure requirements for contractual agreements;
•	Lack of segregation of duties;

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

·Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

·Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

·Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We assessed the effectiveness of our internal control over financial reporting as of October 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, we concluded that, as of October 31, 2010, our internal control over financial reporting is not effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

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

10.16	Stock Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 2, 2009).

10.17	Settlement Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2009).

10.18	Form of Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2011).

10.19	Form of Convertible Promissory Note (Incorporated by reference to the Company ’ s Current Report on Form 8-K, field with the SEC on February 9, 2011).

21.1	Subsidiaries of Bio Solutions Manufacturing, Inc., filed herewith.

31.1	Certification of Len Amato pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of Len Amato pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODAYS ALTERNATIVE ENERGY CORPORATION

By:	/s/ Len Amato
May 20, 2011	Len Amato
President, Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Len Amato	Chief Executive Officer Chief Financial	May 20, 2011
Officer, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)
Len Amato