Form 10-Q
period 2011-04-30
Todays Alternative Energy Corp
filed 2011-06-13
CIK 1128581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

As of June 13, 2011, there were 3,640,184 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐ No    ☒

Quarterly Report on Form 10-Q for the

Quarterly Period Ended April 30, 2011

Table of Contents

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of April 30, 2011 (unaudited) and October 31, 2010:	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2011 and 2010 and for the Period From November 1, 2007 (inception of development stage) through April 30, 2011 (unaudited):	4
Condensed Consolidated Statement of Stockholders’ Deficit for Period October 31, 2007 to April 30, 2011 (unaudited):	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2011 and 2010 and for the Period From November 1, 2007 (inception of development stage) through April 30, 2011 (unaudited):	6
Notes to Unaudited Condensed Consolidated Financial Statements April 30, 2011:	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4 Controls and Procedures	17

PART II. OTHER INFORMATION	17
Item 1. Legal Proceedings	17
Item 1A Risk Factor	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults upon Senior Securities	18
Item 4. Removed and Reserved	18
Item 5. Other Information	18
Item 6. Exhibits	18

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART 1:         FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Todays Alternative Energy Corporation
 (A Development Stage Company)
Condensed Consolidated Balance Sheets

	April 30,	October 31,
	2011	2010
	(unaudited)
Assets

Current assets:
Cash	$8,445	$4,446
Prepaid expense	2,988	1,463
Total current assets	11,433	5,909

Other assets:
Security deposit	7,478	-
Other deposits	46,522	-
Total other assets	54,000	-

Total assets	$65,433	$5,909

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$989,153	$884,194
Advance payable	10,000	-
Due to officer	5,613	-
Convertible notes payable, net of long term portion	1,434,115	1,367,165
Total current liabilities	2,438,881	2,251,359

Long term portion of convertible notes payable (net of debt discount of $88,110 and $0 as of April 30, 2011 and October 31, 2010, respectively)	11,890	-

Stockholders' (deficit):
Preferred stock, $0.00001 par value, 10,000,000 authorized,10,000 shares of Series A issued and outstanding as of April 30, 2011 and October 31, 2010 and 74,000 and 80,000 shares of Series B issued and outstanding as of April 30, 2011 and October 31, 2010, respectively	1	1
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 3,431,834 and 2,168,554 shares issued and outstanding as of April 30, 2011 and October 31, 2010, respectively	34	22
Common stock to be issued	1	1
Additional paid-in capital	7,867,421	7,615,622
Deficit accumulated from November 1, 2007 (inception of development stage)	(2,744,474)	(2,352,775)
Accumulated deficit	(7,508,321)	(7,508,321)
Total stockholders' (deficit)	(2,385,338)	(2,245,450)

Total liabilities and stockholders' deficit	$65,433	$5,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Todays Alternative Energy Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ending		Six Months Ending		From Inception of Development Stage on November 1, 2007
	April 30,		April 30,		Through April 30,
	2011	2010	2011	2010	2011

Expenses:
General and administrative expenses	$123,146	$66,635	$245,308	$180,549	$1,749,608
Total expenses	123,146	66,635	245,308	180,549	$1,749,608

Loss from operations	(123,146)	(66,635)	(245,308)	(180,549)	(1,749,608)

Other expenses:
Beneficial conversion feature expense	(9,906)	(113,644)	(86,390)	(186,244)	(631,165)
Interest expense	(30,648)	(24,357)	(60,001)	(47,448)	(363,701)
Total other expenses	(40,554)	(138,001)	(146,391)	(233,692)	(994,866)

Net loss before provision for income taxes	(163,700)	(204,636)	(391,699)	(414,241)	(2,744,474)

Provision for income taxes	-	-	-	-
Net loss	$(163,700)	$(204,636)	$(391,699)	$(414,241)	$(2,744,474)

Net loss per weighted average share - basic and diluted	$(0.06)	$(0.15)	$(0.16)	$(0.31)
Weighted average number of shares - basic and diluted	2,807,532	1,333,063	2,523,779	1,331,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Todays Alternative Energy Corporation
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders’ Deficit
(Unaudited)

	Preferred Stock Series A and B		Common Stock		Common Stock to be	Additional Paid in	Deficit Accumulated	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issued	Capital	During the Development Stage	(Deficit)	(Deficit)

Balance, October 31, 2007	-	$-	2,318	$-	$-	$5,866,870	$-	$(7,508,321)	$(1,641,451)

Debt converted for shares			800	-		106,560			106,560

Series A and common shares issued for services	10,000	10	1,336	-		285,312			285,322

Beneficial conversion feature						(55,990)			(55,990)

Reclassification as a result of reincorporation		(10)				10			-

Net loss							(592,439)		(592,439)

Balance, October 31, 2008	10,000	$-	4,454	$-	$-	$6,202,762	$(592,439)	$(7,508,321)	$(1,897,998)

Shares issued in satisfaction of fraction shares resulting from 1-for-1,000 reverse stock split			101	-					-

Debt converted for shares			1,319,750	13		113,937			113,950

Shares issued for services			6,555	-		66,818			66,818

Series B shares issued for legal settlement	92,000	1				91,999			92,000

Beneficial conversion feature						331,157			331,157

Net loss							(927,207)	-	(927,207)

Balance, October 31, 2009	102,000	$1	1,330,860	$13	$-	$6,806,673	$(1,519,646)	$(7,508,321)	$(2,221,280)

Debt converted for shares			400,250	4		8,001			8,005

Shares issued for services			385,455	4		134,996			135,000

Conversion of Series B shares for common shares	(12,000)		51,989	1		(1)			-

Beneficial conversion feature						269,608			269,608

Contributed services by former officers						394,679			394,679

Accrued expenses forgiven by former officer						1,666			1,666

15 shares of common stock to be issued to former officer					1				1

Net loss							(833,129)		(833,129)

Balance, October 31, 2010	90,000	$1	2,168,554	$22	$1	$7,615,622	$(2,352,775)	$(7,508,321)	$(2,245,450)

Debt converted for shares			377,500	4		7,546			7,550

Shares issued for services rendered and to be rendered			770,752	8		69,753			69,761

Beneficial conversion feature						174,500			174,500

Conversion of Series B shares for common shares	(6,000)		115,028	1		(1)			-

Rounding				(1)		1			-

Net loss							(391,699)		(391,699)
Balance, April 30, 2011	84,000	$1	3,431,834	$34	$1	$7,867,421	$(2,744,474)	$(7,508,321)	$(2,385,338)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Todays Alternative Energy Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,		From Inception of Development Stage on November 1, 2007 Through April 30,
	2011	2010	2011
CASH FLOWS FROM OERATING ACTIVITIES
Net loss	$(391,699)	$(414,241)	$(2,744,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	3,570
Loss on disposition of fixed assets	-	-	3,320
Beneficial conversion feature expense	86,390	186,245	631,165
Shares issued for services rendered	67,261	-	554,401
Shares issued for legal settlement	-	-	92,000
Shares to be issued for officer’s compensation	-	-	1
Shares issued for interest payment	-	-	68,250
Changes in operating assets and liabilities:
Prepaid expenses	975	-	1,512
Other assets	(54,000)	-	(54,000)
Accounts payable and accrued expenses	104,959	74,287	589,779
Due to officer	5,613	-	5,613
Net cash used in operating activities	(180,501)	(153,709)	(848,863)

Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from advance payable	10,000	-	10,000
Proceeds from notes payable	174,500	163,238	891,194
Payments on notes payable	-	(5,475)	(48,922)
Net cash provided by financing activities	184,500	157,763	852,272

Net increase in cash	3,999	4,054	3,409
Cash and cash equivalents – beginning	4,446	3,423	5,036
Cash and cash equivalents – ending	$8,445	$7,477	$8,445

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Contribution of accrued salaries by former officers	$-	$-	$394,679
Accrued expenses forgiven by former officer	$-	$-	$1,666
Common stock issued for services to be rendered	$2,500	$-	$2,500
Debt converted to equity	$7,550	$-	$169,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TODAYS ALTERNATIVE ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED APRIL 30, 2011 AND 2010

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

On May 20, 2011, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of Nevada to effectuate a reverse stock split on a 1 to 20 basis.  Each holder of common stock received 1 share of the Company’s common stock for each 20 shares of the Company’s common stock held.  Fractional shares were rounded up to the nearest whole share. All per share numbers quoted herein are reflective of the 1:20 reverse split. All common stock and related information have been retroactively restated.

Development Stage Company

As a result of impairing the value of the Company’s intangible assets, at October 31, 2007, the Company began implementing new plans to enter the biodiesel fuel market on November 1, 2007. As a result, the Company is a development stage enterprise, as defined by Accounting Standards Codification (the “Codification” or “ASC”) 915-10. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from November 1, 2007 (the inception of development stage) through April 30, 2011, the Company has accumulated losses of $2,744,474.

Use of Estimates

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 2,904,888,118 and 1,624,966,664, respectively at April 30, 2011 and 2010, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the three and six months ended April 30, 2011, the Company has incurred net losses of $163,700 and $391,699, respectively and has a stockholders’ deficit of $2,385,338 as of April 30, 2011. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

As of April 30, 2011, the Company employees consist of its Chief Executive Officer and a vice president. To conserve cash, minimize borrowing and minimize overhead costs, the Company is outsourcing certain administrative and operating activities under an arrangement that allows it to pay for the services with shares of the Company’s common stock. The Company continues to need to borrow cash from time to time in order to pay its operating costs while it seeks substantial financing needed to generate sales from its Biodiesel Division and Cleaning Division. The Company anticipates future losses from operations as a result of ongoing overhead expenses incurred while it attempts to resume selling activities.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	April 30, 2011	October 31, 2010
	(unaudited)

Accounts payable	$245,482	$261,539
Salaries	59,298	66,814
Interest	447,008	387,186
Payroll taxes	70,182	74,367
Professional fees	147,390	77,992
Other	19,793	16,296
Total	$989,153	$884,194

NOTE 3 – ADVANCE PAYABLE

As of April 30, 2011, the Company owed $10,000 to a note holder for cash advanced to the Company for operating purposes.  The advance accrues interest at 10% per annum and is repayable on demand.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

	April 30, 2011	October 31, 2010
	(unaudited)
Convertible notes payable:
Convertible promissory note (a)	$1,400,070	$1,333,120
Convertible promissory note (b)	400	400
Convertible promissory note (c)	33,645	33,645
Convertible promissory note (d)	30,000	-
Convertible promissory note (e)	40,000	-
Convertible promissory note (f)	30,000	-
	1,534,115	1,367,165
Less: discount on debt	(88,110)	-
	1,446,005	1,367,165
Less: current portion	(1,434,115)	(1,367,165)
Long term debt	$11,890	$-

a)
On November 29, 2006, the Company entered into a loan agreement with certain existing third-party lenders and a new lender, pursuant to which the Company borrowed approximately $164,000 and certain outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated secured convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to the Company, up to an aggregate total of $1,000,000 per lender. Each note was convertible into shares of the Company’s common stock at a conversion rate equal to the lower of (a) $0.05 per share, or (b) seventy percent (70%) of the three day average of the closing bid price of the Company’s common stock immediately prior to conversion, although such conversions could not be less than $0.01 per share, in any circumstances. In May 2008, the conversion price was amended to provide a fixed conversion price of $0.001 per share. In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require the Company to issue shares of its common stock in excess of its authorized and unissued shares of common stock.  The notes were transferred to a single entity.  Each note accrues interest at an annual rate of eight percent (8%) and is payable on demand. During the six months ended April 30, 2011, the note holder converted $7,550 of note principal into 377,500 shares of Company common stock.

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

f)
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

Beneficial conversion feature expenses of $9,906 and $86,390 were recorded in the three and six months ended April 30, 2011, respectively and $631,165 was recorded from November 1, 2007 (the inception of development stage) through April 30, 2011, all of which were attributed to these loan agreements.

Beneficial conversion feature expenses of $113,644 and $186,244 were recorded in the three and six months ended April 30, 2010, respectively and $461,411 was recorded from November 1, 2007 (the inception of development stage) through April 30, 2010, all of which were attributed to these loan agreements.

NOTE 5 - EQUITY TRANSACTIONS

Preferred Stock

During the six months ended April 30, 2011, a Series B preferred stock holder converted 6,000 shares of Series B Preferred Stock into 92,855 shares of common stock.

Common Stock

On March 16, 2011, the Company adopted its 2011 Equity Incentive Plan (“2011 Plan”). The Company is permitted to issue up to 1,250,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to directors, officers, consultants, advisors and employees of the Company.

During the six months ended April 30, 2011, the Company issued 115,028 shares of common stock, including 22,173 common stock to be issued, in exchange for the conversion of Series B Preferred Stock.

As of April 30, 2011 and October 31, 2010, there were 3,431,834 and 2,168,554 shares of Company common stock issued and outstanding, respectively.

Warrants

During the six months ended April 30, 2011 and 2010, the Company did not issue any stock warrants or options.  As of April 30, 2011, no warrants or options are outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

At April 30, 2011, the Company owed its president $5,613 for invoices that he paid on its behalf.

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

Rent expense for the three and six months ended April 30, 2011 and 2010 was $0.

NOTE 8 – SUBSEQUENT EVENTS

Since April 30, 2011, the Company has issued 206,699 shares of Company common stock in satisfaction of notices to convert 2,000 shares of Series B Preferred Stock.

On May 20, 2011, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of Nevada to effectuate a reverse stock split on a 1 to 20 basis.  Each holder of common stock received 1 share of the Company’s common stock for each 20 shares of the Company’s common stock held. Fractional shares were rounded up to the nearest whole share. All per share numbers quoted herein are reflective of the 1:20 reverse split. All common stock and related information have been retroactively restated.

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

General

Todays Alternative Energy Corporation (the “Company” or “we”) has two primary business opportunities. Our green cleaning products business is organized to use our scientific formulations to manufacture and sell a new line of powerful industrial strength environmentally friendly biodegradable cleaning products that contain natural non-toxic ingredients. Our biodiesel business is organized to use extraction technology to convert waste cooking oil and grease into a biodiesel fuel ingredient for sale to biodiesel fuel producers. Our biodiesel business is designed to eliminate environmental issues associated with disposing of waste cooking oil and grease.

On June 9, 2010, we changed our name from “Bio Solutions Manufacturing, Inc.” to “Todays Alternative Energy Corporation” to better reflect the direction of our business.

On July 1, 2010, we announced plans to brand our new line of industrial strength, environmentally friendly biodegradable cleaning products with the GEM name, a Company-owned brand. The GEM brand name and the accompanying tagline, "Guaranteed Enzyme Miracle," call attention to the natural enzymes and other eco-friendly industrial strength ingredients in GEM cleansers that safely and quickly remove oil, grease and other stains. GEM products contain no ammonia, phosphates, dyes, artificial scents or toxins, and are biodegradable. GEM products are designed to enter a large expanding market for green cleaners through direct marketing and retail sales.

On October 6, 2010, we formed Guaranteed Enzyme Miracle Corporation, a Texas corporation, to operate our green cleaning products business.

In October 2010, we entered into a lease agreement for a facility in San Antonio, Texas for the manufacture of GEM products using our scientific formulations.  In June 2011, the landlord informed us of an approximately $100,000 increase in anticipated costs to build our manufacturing facility.  We are currently reviewing the anticipated cost overrun and our options.

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

Going Concern

The unaudited condensed consolidated financial statements contained in this report have been prepared assuming that we will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We have incurred losses since inception and have negative cash flows from operations. For the years ended October 31, 2010 and 2009, we incurred net losses of $833,129 and $927,207, respectively, and we have a stockholders’ deficit of $2,245,450 as of October 31, 2010. For the three months ended April 30, 2011 and 2010, we incurred net losses of $163,700 and $204,636, respectively, and for the six months ended April 30, 2011 and 2010, we incurred net losses of $391,699 and $414,241, respectively and we have a stockholders’ deficit of $2,385,338 as of April 30, 2011. Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products and services. Management is pursuing various sources of equity and debt financing. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us. Failure to secure such financing may result in our inability to continue as a going concern and the impairment of the recorded long lived assets.

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

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the six months ended April 30, 2011 and 2010 and for the period from November 1, 2007 (inception of development stage) through April 30, 2011 are those of the continuing operations of Todays Alternative Energy Corporation which includes GEM and BESI on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected unaudited financial data from continuing operations:

	Six Months Ended April 30,		From Inception of Development Stage on November 1, 2007 Through
	2011	2010	April 30, 2011
Net sales	$-	$-	$-
Cost of sales	-	-	-

Gross profit	-	-	-

Selling, general and administrative	245,308	180,549	1,749,608

Operating loss	$(245,308)	$(180,549)	$(1,749,608)

Comparison of the Three Months Ended April 30, 2011 and 2010

Net sales. Net sales from operations were $0 for the three months ended April 30, 2011 and 2010.

Selling, general, and administrative. Selling, general, and administrative expenses were $123,146 for the three months ended April 30, 2011 compared to $66,635 for the three months ended April 30, 2010.  The increase of $56,511 or 84.8% was primarily due to a one-time elimination of a number of accounts payable in the three months ended April 30, 2010 for which we were no longer liable as a result of individual settlements with vendors and the assumption by other parties in accordance with the terms of our Settlement Agreement dated October 22, 2007. The elimination of the accounts payable reduced selling, general and administrative expenses for the three months ended April 30, 2010 on a one-time basis.  Excluding the effects of the one-time elimination of accounts payable, the level of selling, general and administrative expenses for the comparable three-month periods was substantially the same.

Operating loss. Operating losses incurred were $123,146 for the three months ended April 30, 2011 compared to $66,635 for the three months ended April 30, 2010.  The increase of $56,511 or 84.8% was primarily due to a one-time elimination of a number of accounts payable in the three months ended April 30, 2010 for which we were no longer liable as a result of individual settlements with vendors and the assumption by other parties in accordance with the terms of our Settlement Agreement dated October 22, 2007 The elimination of the accounts payable reduced selling, general and administrative expenses for the three months ended April 30, 2010 on a one-time basis. Excluding the effects of the one-time elimination of accounts payable, the operating loss for the comparable three-month periods was substantially the same.

Loss from Beneficial Conversion Feature. Loss from beneficial conversion features was $9,906 for the three months ended April 30, 2011 compared to $113,644 for the three months ended April 30, 2010.  The decrease of $103,738 or 91.3% was primarily due to was due to the reduction in new borrowings during the current three- month period.

Interest expense. Interest expense was $30,648 for the three months ended April 30, 2011 compared to $24,357 for the three months ended April 30, 2010.  The increase of $6,291 or 25.8% was primarily due to our having a greater amount of outstanding borrowings during the current three-month period.

Comparison of the Six Months Ended April 30, 2011 and 2010

Net sales. Net sales from operations were $0 for the six months ended April 30, 2011 and 2010.

Selling, general, and administrative. Selling, general, and administrative expenses were $245,308 for the six months ended April 30, 2011 compared to $180,549 for the six months ended April 30, 2010.  The increase of $64,759 or 35.9% was primarily due to a one-time elimination of a number of accounts payable in the six months ended April 30, 2010 for which we were no longer liable as a result of individual settlements with vendors and the assumption by other parties in accordance with the terms of our Settlement Agreement dated October 22, 2007. The elimination of the accounts payable reduced selling, general and administrative expenses for the six months ended April 30, 2010 on a one-time basis.  Excluding the effects of the one-time elimination of accounts payable, the level of selling, general and administrative expenses for the comparable six-month periods was substantially the same.

Operating loss. Operating losses incurred were $245,308 for the six months ended April 30, 2011 compared to $180,549 for the six months ended April 30, 2010.  The increase of $64,759 or 35.9% was primarily due to a one-time elimination of a number of accounts payable in the six months ended April 30, 2010 for which we were no longer liable as a result of individual settlements with vendors and the assumption by other parties in accordance with the terms of our Settlement Agreement dated October 22, 2007. The elimination of the accounts payable reduced selling, general and administrative expenses for the six months ended April 30, 2010 on a one-time basis. Excluding the effects of the one-time elimination of accounts payable, the operating loss for the comparable six-month periods was substantially the same.

Loss from Beneficial Conversion Feature. Loss from beneficial conversion features was $86,390 for the six months ended April 30, 2011 compared to $186,244 for the six months ended April 30, 2010.  The decrease of $99,854 or 53.6% was primarily due to was due to the reduction in new borrowings during the current six- month period.

Interest expense. Interest expense was $60,001 for the six months ended April 30, 2011 compared to $47,448 for the six months ended April 30, 2010.  The increase of $12,553 or 26.5% was primarily due to our having a greater amount of outstanding borrowings during the current six-month period.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from debt financing, and issuance of equity securities. Our working capital deficit at April 30, 2011 was $2,427,448 and $2,245,450 at October 31, 2010. We had cash of $8,445 at April 30, 2011 and $4,446 as of October 31, 2010.

We used $180,501 of net cash from operating activities for the six months ended April 30, 2011, compared to $153,709 in the six months ended April 30, 2010.

Net cash flows used in investing activities was $0 for the six months ended April 30, 2011, compared to $0 in the six months ended April 30, 2010.

Net cash flows provided by financing activities were $184,500 for the six months ended April 30, 2011, compared to $157,763 in the six months ended April 30, 2010. The net cash provided by financing activities is from the proceeds from our lines of credit, notes and advance payable, which are net of repayments.

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

On December 24, 2010, January 25, 2011 and February 25, 2011, we sold and issued convertible promissory note in the aggregate principal amounts of $30,000, $40,000 and $30,000, respectively, to a certain investor. The notes mature on the two-year anniversary of the respective dates of issuance and accrue interest at an annual rate of ten percent. The notes are payable in full on the maturity dates unless previously converted into shares of our common stock at a conversion price of $0.0001 per share. The $100,000 in aggregate proceeds are being used to fund the development of our business along with a $10,000 advance we received from a lender in April 2011.

Capital Requirements

The report of our independent accountants for the fiscal year ended October 31, 2010 states that we have incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.

As of April 30, 2011, we had a working capital deficit of $2,427,448. Currently, we do not generate any revenues. To operate our biodiesel fuel ingredient production business, we need to construct or lease biodiesel plants and we will not generate any revenues from this business until we have established plants that are operational. The expected cost to build each biodiesel plant is $2.5 million and we do not have the capital to build such plants. In our green cleaning products business, we need to complete the build out of our leased space in San Antonio, Texas and buy production equipment in order to begin producing cleaning products to sell. We expect to begin generating revenues in our green cleaning products business once the production facility is fully operational and our sales and marketing campaigns our launched in our fiscal third quarter ended July 31, 2011. The expected cost to open a production facility is $400,000 and we are seeking the capital to begin buying production equipment. We raised $100,000 from the sales of convertible notes to an investor and expect to raise the remaining funds needed through additional sales of convertible notes. If we cannot raise additional debt and/or equity capital, we will be unable to generate any revenues.

We believe that, as of the date of this report, our existing working capital and cash flows generated from operations will be insufficient to fund our plan of operations over the next 12 months, and accordingly, we will need to continue to obtain additional financing.

As set forth above, we have entered into a secured loan agreement with a third party lender, under which the lender, in its sole and absolute discretion, can lend to us up to $2,000,000. However, such loans are completely discretionary with the lender, and as of the date hereof, we have received no commitment from the lender to advance us additional funds under the terms of the loan agreement or under new terms. In April 2011, we obtained a $10,000 advance from the third party lender. We sold unsecured convertible notes to an investor and seek to sell additional unsecured convertible notes, and as of the date hereof, we have received no firm commitment from investors to purchase additional notes from us.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company's management, consisting of Len Amato, the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”), carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended April 30, 2011. Based upon that evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, consisting of our CEO/CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended April 30, 2011. Based on that evaluation, our CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended April 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2011, the Company issued 262,500 shares of common stock in payment of principal due on an unregistered convertible promissory note (after giving effect to reverse split of the Company’s common stock on a 1 for 20 basis). The note and the shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions of an issuer not involving a public offering.

During the three months ended April 30, 2011, the Company issued 39,385 shares of common stock (after giving effect to reverse split of the Company’s common stock on a 1 for 20 basis) in conversion of shares of Series B preferred stock. The preferred and common shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions of an issuer not involving a public offering.

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

Dated: June 13, 2011	/s/ Len Amato
By: Len Amato
Its: Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)