Form 10-Q
period 2011-07-31
Todays Alternative Energy Corp
filed 2011-09-14
CIK 1128581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

As of September 13, 2011, there were 4,024,917 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐ No    ☒

Quarterly Report on Form 10-Q for the

Quarterly Period Ended July 31, 2011

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of July 31, 2011 (unaudited) and October 31, 2010:	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended July 31, 2011 and 2010 and for the Period From November 1, 2007 (inception of development stage) through July 31, 2011 (unaudited):	4
Condensed Consolidated Statement of Stockholders’ Deficit for Period October 31, 2007 to July 31, 2011 (unaudited):	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2011 and 2010 and for the Period From November 1, 2007 (inception of development stage) through July 31, 2011 (unaudited):	6
Notes to Unaudited Condensed Consolidated Financial Statements July 31, 2011:	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4 Controls and Procedures	14

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 1A Risk Factor	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults upon Senior Securities	15
Item 4. Removed and Reserved	15
Item 5. Other Information	15
Item 6. Exhibits	15

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART 1:         FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Todays Alternative Energy Corporation
 (A Development Stage Company)
Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2011	2010
	(unaudited)
Assets

Current assets:
Cash	$1,996	$4,446
Prepaid expense	-	1,463
Total current assets	1,996	5,909

Other assets:
Security deposit	7,478	-
Other deposit	41,522	-
Total other assets	49,000	-

Total assets	$50,996	$5,909

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,037,529	$884,194
Advances payable	87,500	-
Convertible notes payable, net of long term portion	1,434,115	1,367,165
Total current liabilities	2,559,144	2,251,359

Long term portion of convertible notes payable (net of debt discount of $75,368 and $0 as of July 31, 2011 and October 31, 2010, respectively)	24,632	-

Stockholders' (deficit):
Preferred stock, $0.00001 par value, 10,000,000 authorized,10,000 shares of Series A issued and outstanding as of July 31, 2011 and October 31, 2010 and 72,000 and 80,000 shares of Series B issued and outstanding as of July 31, 2011 and October 31, 2010, respectively	1	1
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 3,940,240 and 2,168,554 shares issued and outstanding as of July 31, 2011 and October 31, 2010, respectively	39	22
Common stock to be issued	1	1
Additional paid-in capital	7,892,766	7,615,622
Deficit accumulated from November 1, 2007 (inception of development stage)	(2,917,266)	(2,352,775)
Accumulated deficit	(7,508,321)	(7,508,321)
Total stockholders' (deficit)	(2,532,780)	(2,245,450)

Total liabilities and stockholders' deficit	$50,996	$5,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Todays Alternative Energy Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		From Inception of Development Stage on November 1, 2007
	July 31,		July 31,		Through July 31,
	2011	2010	2011	2010	2011

Expenses:
General and administrative expenses	$127,239	$136,305	$372,547	$316,853	$1,876,847
Total expenses	127,239	136,305	372,547	316,853	1,876,847

Loss from operations	(127,239)	(136,305)	(372,547)	(316,853)	(1,876,847)

Other expenses:
Beneficial conversion feature expense	(12,742)	(43,748)	(99,132)	(229,992)	(643,907)
Interest expense	(32,811)	(26,533)	(92,812)	(73,981)	(396,512)
Total other expenses	(45,553)	(70,281)	(191,944)	(303,973)	(1,040,419)

Net loss before provision for income taxes	(172,792)	(206,586)	(564,491)	(620,826)	(2,917,266)

Provision for income taxes	-	-	-	-	-
Net loss	$(172,792)	$(206,586)	$(564,491)	$(620,826)	$(2,917,266)

Net loss per weighted average share - basic and diluted	$(0.05)	$(0.13)	$(0.20)	$(0.44)
Weighted average number of shares - basic and diluted	3,579,908	1,535,201	2,879,690	1,400,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Todays Alternative Energy Corporation
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders’ Deficit
(Unaudited)

	Preferred Stock Series A and B		Common Stock		Common Stock to be Issued	Additional Paid in Capital		Deficit Accumulated During the Development Stage	Accumulated (Deficit)	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount

Balance, October 31, 2007	-	$-	2,318	$-	$-		$5,866,870	$-	$(7,508,321)	$(1,641,451)

Debt converted for shares			800	-			106,560			106,560

Series A and common shares issued for services	10,000	10	1,336	-			285,312			285,322

Beneficial conversion feature							(55,990)			(55,990)

Reclassification as a result of reincorporation		(10)					10			-

Net loss								(592,439)		(592,439)

Balance, October 31, 2008	10,000	$-	4,454	$-	$-		$6,202,762	$(592,439)	$(7,508,321)	$(1,897,998)

Shares issued in satisfaction of fraction shares resulting from 1-for-1,000 reverse stock split			101	-						-

Debt converted for shares			1,319,750	13			113,937			113,950

Shares issued for services			6,555	-			66,818			66,818

Series B shares issued for legal settlement	92,000	1					91,999			92,000

Beneficial conversion feature							331,157			331,157

Net loss								(927,207)	-	(927,207)

Balance, October 31, 2009	102,000	$1	1,330,860	$13	$-		$6,806,673	$(1,519,646)	$(7,508,321)	$(2,221,280)

Debt converted for shares			400,250	4			8,001			8,005

Shares issued for services			385,455	4			134,996			135,000

Conversion of Series B shares for common shares	(12,000)		51,989	1			(1)			-

Beneficial conversion feature							269,608			269,608

Contributed services by former officers							394,679			394,679

Accrued expenses forgiven by former officer							1,666			1,666

15 shares of common stock to be issued to former officer					1					1

Net loss								(833,129)		(833,129)

Balance, October 31, 2010	90,000	$1	2,168,554	$22	$1		$7,615,622	$(2,352,775)	$(7,508,321)	$(2,245,450)

Debt converted for shares			377,500	4			7,546			7,550

Shares issued for services rendered			1,070,752	10			95,101			95,111

Beneficial conversion feature							174,500			174,500

Conversion of Series B shares for common shares	(8,000)		321,727	3		-	(3)			-

Shares issued in satisfaction of fraction shares resulting from 1 for 20 reverse stock split			1,707							-

Net loss								(564,491)		(564,491)
Balance, July 31, 2011	82,000	$1	3,940,240	$39	$1		$7,892,766	$(2,917,266)	$(7,508,321)	$(2,532,780)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Todays Alternative Energy Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,		From Inception of Development Stage on November 1, 2007 Through July 31,
	2011	2010	2011
CASH FLOWS FROM OERATING ACTIVITIES
Net loss	$(564,491)	$(620,826)	$(2,917,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	3,570
Loss on disposition of fixed assets	-	-	3,320
Beneficial conversion feature expense	99,132	229,992	643,907
Shares issued for services rendered	95,111	80,000	582,251
Shares issued for legal settlement	-	-	92,000
Shares to be issued for officer’s compensation	-	-	1
Shares issued for interest payment	-	-	68,250
Changes in operating assets and liabilities:
Prepaid expenses	1,463	(1,950)	2,000
Other assets	(49,000)	-	(49,000)
Accounts payable and accrued expenses	153,335	111,247	638,155
Net cash used in operating activities	(264,450)	(201,537)	(932,812)

Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from advance payable	87,500	-	87,500
Proceeds from notes payable	174,500	206,788	891,194
Payments on notes payable	-	(5,660)	(48,922)
Net cash provided by financing activities	262,000	201,128	929,772

Net decrease in cash	(2,450)	(409)	(3,040)
Cash and cash equivalents – beginning	4,446	3,423	5,036
Cash and cash equivalents – ending	$1,996	$3,014	$1,996

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Contribution of accrued salaries by former officers	$-	$-	$394,679
Accrued expenses forgiven by former officer	$-	$-	$1,666
Debt converted to equity	$7,550	$8,005	$169,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TODAYS ALTERNATIVE ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JULY 31, 2011 AND 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Todays Alternative Energy Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited condensed consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the fiscal year ended October 31, 2010 as reported in the 10-K have been omitted.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Guaranteed Enzyme Miracle Corporation (“GEM”) and Bio-Extraction Services, Inc. (“BESI”). Significant inter-company accounts and transactions have been eliminated.

Nature of Business and History of Company

The Company’s business has two primary opportunities that it is developing. The Company has a green cleaning products business that is organized to use its scientific formulations to manufacture and sell a new line of powerful industrial strength environmentally friendly biodegradable cleaning products that contain natural non-toxic ingredients. The Company has a biodiesel business that is organized to use its extraction technology to convert waste cooking oil and grease into a biodiesel fuel ingredient that it intends to sell to biodiesel fuel producers. The Company’s biodiesel business is designed to eliminate environmental issues associated with disposing of waste cooking oil and grease.

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

Development Stage Company

As a result of impairing the value of the Company’s intangible assets, at October 31, 2007, the Company began implementing new plans to enter the biodiesel fuel market on November 1, 2007. As a result, the Company is a development stage enterprise, as defined by Accounting Standards Codification (the “Codification” or “ASC”) 915-10. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period. From its inception of development stage through the date of these financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from November 1, 2007 (the inception of development stage) through July 31, 2011, the Company has accumulated losses of $2,917,266.

Use of Estimates

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 2,959,763,362 and 1,687,044,761, respectively at July 31, 2011 and 2010, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the three and nine months ended July 31, 2011, the Company has incurred net losses of $172,792 and $564,491, respectively and has a stockholders’ deficit of $2,532,780 as of July 31, 2011. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company may pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

As of July 31, 2011, the Company’s Chief Executive Officer was its sole employee. To conserve cash, minimize borrowing and minimize overhead costs, the Company is outsourcing certain administrative and operating activities under an arrangement that allows it to pay for the services with shares of the Company’s common stock. The Company continues to need to borrow cash from time to time in order to pay its operating costs while it seeks substantial financing needed to generate sales from its Biodiesel Division and Cleaning Division. The Company anticipates future losses from operations as a result of ongoing overhead expenses incurred while it attempts to resume selling activities.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	July 31, 2011	October 31, 2010
	(unaudited)

Accounts payable	$238,931	$261,539
Salaries	59,298	66,814
Interest	479,998	387,186
Payroll taxes	70,182	74,367
Professional fees	169,327	77,992
Other	19,793	16,296
Total	$1,037,529	$884,194

NOTE 3 – ADVANCE PAYABLE

As of July 31, 2011, the Company owed $87,500 to a note holder for cash advanced to the Company for operating purposes.  The advance accrues interest at 10% per annum and is repayable on demand.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

	July 31, 2011	October 31, 2010
	(unaudited)
Convertible notes payable:
Convertible promissory note (a)	$1,400,070	$1,333,120
Convertible promissory note (b)	400	400
Convertible promissory note (c)	33,645	33,645
Convertible promissory note (d)	30,000	-
Convertible promissory note (e)	40,000	-
Convertible promissory note (f)	30,000	-
	1,534,115	1,367,165
Less: discount on debt	(75,368)	-
	1,458,747	1,367,165
Less: current portion	(1,434,115)	(1,367,165)
Long term debt	$24,632	$-

a)
On November 29, 2006, the Company entered into a loan agreement with certain existing third-party lenders and a new lender, pursuant to which the Company borrowed approximately $164,000 and certain outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated secured convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to the Company, up to an aggregate total of $1,000,000 per lender. Each note was convertible into shares of the Company’s common stock at a conversion rate equal to the lower of (a) $0.05 per share, or (b) seventy percent (70%) of the three day average of the closing bid price of the Company’s common stock immediately prior to conversion, although such conversions could not be less than $0.01 per share, in any circumstances. In May 2008, the conversion price was amended to provide a fixed conversion price of $0.001 per share. In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require the Company to issue shares of its common stock in excess of its authorized and unissued shares of common stock.  The notes were transferred to a single entity.  Each note accrues interest at an annual rate of eight percent (8%) and is payable on demand. During the nine months ended July 31, 2011, the note holder converted $7,550 of note principal into 377,500 shares of Company common stock.

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

Beneficial conversion feature expenses of $12,742 and $99,132 were recorded in the three and nine months ended July 31, 2011, respectively and $643,907 was recorded from November 1, 2007 (the inception of development stage) through July 31, 2011, all of which were attributed to these loan agreements.

Beneficial conversion feature expenses of $43,748 and $229,992 were recorded in the three and nine months ended July 31, 2010, respectively and $505,159 was recorded from November 1, 2007 (the inception of development stage) through July 31, 2010, all of which were attributed to these loan agreements.

NOTE 5 - EQUITY TRANSACTIONS

Preferred Stock

During the nine months ended July 31, 2011, a Series B preferred stock holder converted 8,000 shares of Series B Preferred Stock into 299,554 shares of common stock.

Common Stock

On March 16, 2011, the Company adopted its 2011 Equity Incentive Plan (“2011 Plan”). The Company is permitted to issue up to 1,250,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to directors, officers, consultants, advisors and employees of the Company.

During the nine months ended July 31, 2011, the Company issued 321,727 shares of common stock, including 22,173 common stock to be issued, in exchange for the conversion of Series B Preferred Stock.

As of July 31, 2011 and October 31, 2010, there were 3,940,240 and 2,168,554 shares of Company common stock issued and outstanding, respectively.

Warrants and Options

During the nine months ended July 31, 2011 and 2010, the Company did not issue any stock warrants or options.  As of July 31, 2011, no warrants or options are outstanding.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In October 2010, the Company negotiated a 64 month lease agreement for a 14,833 square foot facility in San Antonio, Texas. The lease contains real estate tax and operating escalations and a termination option after the third year. Monthly rental payments start five months after completion of leasehold improvements to the facility and receipt of a certificate of occupancy. In June 2011, the landlord informed the Company of an approximately $100,000 increase in anticipated costs to build the manufacturing facility.  The Company rejected the landlord’s revised plans and does not plan to go forward with the lease on the present terms. The landlord objects to the Company’s rejection of the new lease terms and seeks to go forward with the lease.  The Company is currently reviewing other options on how to proceed with growing the GEM products business.

Rent expense for the three and nine months ended July 31, 2011 and 2010 was $0.

NOTE 7 – SUBSEQUENT EVENTS

Since July 31, 2011, the Company has issued 84,602 shares of Company common stock in satisfaction of notices to convert 2,000 shares of Series B Preferred Stock.

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

In October 2010, the Company negotiated a 64-month lease agreement for a 14,833 square foot facility in San Antonio, Texas. The lease contains real estate tax and operating escalations and a termination option after the third year. Monthly rental payments start five months after completion of leasehold improvements to the facility and receipt of a certificate of occupancy. In June 2011, the landlord informed us of an approximately $100,000 increase in anticipated costs to build our manufacturing facility.  We rejected the landlord’s revised plans and do not plan to go forward with the lease on the present terms. The landlord objects to the Company’s rejection of the new lease terms and seeks to go forward with the lease.  We are currently reviewing our options on how to proceed with growing the GEM products business.

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

Going Concern

The unaudited condensed consolidated financial statements contained in this report have been prepared assuming that we will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We have incurred losses since inception and have negative cash flows from operations. For the years ended October 31, 2010 and 2009, we incurred net losses of $833,129 and $927,207, respectively, and we have a stockholders’ deficit of $2,245,450 as of October 31, 2010. For the three months ended July 31, 2011 and 2010, we incurred net losses of $172,792 and $206,586, respectively, and for the nine months ended July 31, 2011 and 2010, we incurred net losses of $564,491 and $620,826, respectively and we have a stockholders’ deficit of $2,532,780 as of July 31, 2011. Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products and services. Management is pursuing various sources of equity and debt financing. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us. Failure to secure such financing may result in our inability to continue as a going concern and the impairment of the recorded long lived assets.

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

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the three and nine months ended July 31, 2011 and 2010 and for the period from November 1, 2007 (inception of development stage) through July 31, 2011 are those of the continuing operations of Todays Alternative Energy Corporation which includes GEM and BESI on a consolidated basis.

            The following table sets forth, for the periods indicated, certain selected unaudited financial data from continuing operations:

	Three Months Ended July 31,		Nine Months Ended July 31,		From Inception of Development Stage on November 1, 2007 Through
	2011	2010	2011	2010	July 31, 2011
Net sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

Selling, general and administrative	127,239	136,305	372,547	316,853	1,876,847

Operating loss	$(127,239)	$(136,305)	$(372,547)	$(316,853)	$(1,876,847)

Comparison of the Three Months Ended July 31, 2011 and 2010

Net sales. Net sales from operations were $0 for the three months ended July 31, 2011 and 2010.

Selling, general, and administrative. Selling, general, and administrative expenses were $127,239 for the three months ended July 31, 2011 compared to $136,305 for the three months ended July 31, 2010. The decrease of $9,066 or 6.7% was primarily due to a net reduction in salaries. Our current CEO/CFO is paid no compensation as compared to annual salaries of $75,000 for our former CEO and $54,000 for our former CFO.

Operating loss. Operating losses incurred were $127,239 for the three months ended July 31, 2011 compared to $136,305 for the three months ended July 31, 2010. The decrease of $9,066 or 6.7% was primarily due to a decrease in officer’s compensation following the appointment of our current CEO/CFO in November 2010 and resignations of our former CEO and CFO at that time. Our current CEO/CFO is paid no compensation as compared to annual salaries of $75,000 for our former CEO and $54,000 for our former CFO.

Loss from Beneficial Conversion Feature. Loss from beneficial conversion features was $12,742 for the three months ended July 31, 2011 compared to $43,748 for the three months ended July 31, 2010. The decrease of $31,006 or 70.9% was primarily due to the reduction in new borrowings during the current three- month period.

Interest expense. Interest expense was $32,811 for the three months ended July 31, 2011 compared to $26,533 for the three months ended July 31, 2010. The increase of $6,278 or 23.7% was primarily due to our having a greater amount of outstanding borrowings during the current three-month period.

Comparison of the Nine Months Ended July 31, 2011 and 2010

Net sales. Net sales from operations were $0 for the nine months ended July 31, 2011 and 2010.

Selling, general, and administrative. Selling, general, and administrative expenses were $372,547 for the nine months ended July 31, 2011 compared to $316,853 for the nine months ended July 31, 2010. The increase of $55,694 or 17.6% was primarily due to expenses for salaries, marketing and professional fees for the GEM product line.

Operating loss. Operating losses incurred were $372,547 for the nine months ended July 31, 2011 compared to $316,853 for the nine months ended July 31, 2010.  The increase of $55,694 or 17.6% was primarily due to expenses for salaries, marketing and professional fees for the GEM product line.

Loss from Beneficial Conversion Feature. Loss from beneficial conversion features was $99,132 for the nine months ended July 31, 2011 compared to $229,992 for the nine months ended July 31, 2010.  The decrease of $130,860 or 56.9% was primarily due to the reduction in new borrowings during the current nine- month period.

Interest expense. Interest expense was $92,812 for the nine months ended July 31, 2011 compared to $73,981 for the nine months ended July 31, 2010. The increase of $18,831 or 25.5% was primarily due to our having a greater amount of outstanding borrowings during the current nine-month period.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from debt financing, and issuance of equity securities. Our working capital deficit at July 31, 2011 was $2,557,148 and $2,245,450 at October 31, 2010. We had cash of $1,996 at July 31, 2011 and $4,446 as of October 31, 2010.

We used $264,450 of net cash from operating activities for the nine months ended July 31, 2011 compared to $201,537 for the nine months ended 2010. The increase of $62,913 or 31.2% was primarily due to the payment of increased operating expenses.

Net cash flows used in investing activities was for the nine months ended July 31, 2011 was $0 compared to $0 for the nine months ended July 31, 2010.

Net cash flows provided by financing activities were $262,000 for the nine months ended July 31, 2011 compared to $201,128 for the nine months ended 2010. The net cash provided by financing activities is from the proceeds from advances payable used to fund our operations.

Loan Agreement

On November 29, 2006, we entered into two separate loan agreements with certain lenders that provided for the potential for us to borrow up to $1,000,000 under each loan agreement. Under the loan agreements, the lenders received convertible promissory notes in the aggregate principal amounts of $164,000, $537,955 and $264,625, respectively, for loans made prior to the November 29, 2006 loan agreements. As a result of subsequent agreements between the lenders, a single lender now holds both $1,000,000 loan agreements. The lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $2,000,000. Borrowings under the loan agreements bear interest at the rate of eight percent (8%) per annum and are payable on demand. Outstanding principal and accrued interest is also convertible into shares of our common stock at a fixed conversion rate of $0.001 per share as a result of a May 2008 amendment to the loan agreements. In addition, the lender cannot convert any principal or interest to the extent that such conversion would require us to issue shares of our common stock in excess of our authorized and unissued shares of common stock. The notes are secured by a first priority security interest in all of our assets. By their terms, the holder of the notes may not convert the notes to the extent such conversion would cause the holder to have acquired a number of shares of common stock that would exceed 4.99% of our then outstanding common stock.  Since July 2009, third party investors have acquired $41,000 in principal under the loan agreement. We have reduced the amount of unpaid principal and interest under the loan agreement through issuances of our common stock in satisfaction of conversion requests.

On December 24, 2010, January 25, 2011 and February 25, 2011, we sold and issued convertible promissory notes in the aggregate principal amounts of $30,000, $40,000 and $30,000, respectively, to a certain investor. The notes mature on the two-year anniversary of the respective dates of issuance and accrue interest at an annual rate of ten percent. The notes are payable in full on the maturity dates unless previously converted into shares of our common stock at a conversion price of $0.0001 per share. The $100,000 in aggregate proceeds was used to fund the development of our business along with subsequent advances we received from a third party lender.

Capital Requirements

The report of our independent accountants for the fiscal year ended October 31, 2010 states that we have incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.

As of July 31, 2011, we had a working capital deficit of $2,557,148. Currently, we do not generate any revenues. To operate our biodiesel fuel ingredient production business, we need to construct or lease biodiesel plants and we will not generate any revenues from this business until we have established plants that are operational. The expected cost to build each biodiesel plant is $2.5 million and we do not have the capital to build such plants. In our green cleaning products business, we need to construct a production facility such as the one that was planned for San Antonio, Texas or we need to outsource production.  In the meantime, we are not generating any revenues from this business.  Our capital requirements will be significantly greater if we establish our own production facility as compared to outsourcing production to a contract manufacturer. We raised $100,000 from the sales of convertible notes to an investor and expect to raise the remaining funds needed through additional sales of convertible notes. If we cannot raise additional debt and/or equity capital, we will be unable to generate any revenues.

We believe that, as of the date of this report, our existing working capital and cash flows generated from operations will be insufficient to fund our plan of operations over the next 12 months, and accordingly, we will need to continue to obtain additional financing.

As set forth above, we have entered into a secured loan agreement with a third party lender, under which the lender, in its sole and absolute discretion, can lend to us up to $2,000,000. However, such loans are completely discretionary with the lender, and as of the date hereof, we have received no commitment from the lender to advance us additional funds under the terms of the loan agreement or under new terms. From April to July 2011, we obtained $87,500 of advances from the third party lender. We sold unsecured convertible notes to an investor and seek to sell additional unsecured convertible notes, and as of the date hereof, we have received no firm commitment from investors to purchase additional notes from us.

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

ITEM 4 – CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer, in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company's management, consisting of Len Amato, the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”), carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended July 31, 2011. Based upon that evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, consisting of our CEO/CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended July 31, 2011. Based on that evaluation, our CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended July 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2011, the Company issued an aggregate of 206,699 shares of common in conversion of shares of Series B preferred stock. The preferred and common shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions of an issuer not involving a public offering.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – REMOVED AND RESERVED

ITEM 5 – OTHER INFORMATION

None.

 ITEM 6 - EXHIBITS

a.	(a)	The following exhibits are filed with this report.

	31.1	Certification pursuant to Sarbanes Oxley Section 302.

	32.1	Certification pursuant to 18 U.S. C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2011	/s/ Len Amato
By: Len Amato
Its: Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)