Form 10-K
period 2011-10-31
Todays Alternative Energy Corp
filed 2012-01-30
CIK 1128581

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

191 Post Road West, Westport, Ct. 06880

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $96,091.

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

As of January___, 2012, there were 28,132,081 shares of our common stock issued and outstanding.

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

PART I

ITEM 1.  BUSINESS

Overview

Todays Alternative Energy Corporation (the “Company” or “we”) is a development stage company. Our business has two primary opportunities that we are developing. We have a green cleaning products business that is organized to use our own scientific formulations to manufacture and sell a new line of industrial strength, environmentally friendly, biodegradable cleaning products that contain natural non-toxic ingredients. We have a biodiesel business that is organized to use our extraction technology to convert waste cooking oil and grease into a biodiesel fuel ingredient that we intend to sell to biodiesel fuel producers. Our biodiesel business is designed to eliminate environmental issues associated with disposing of waste cooking oil and grease.

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

In March, 2004, we acquired all of the issued and outstanding stock of Bio Solutions Manufacturing, Inc., a Nevada corporation, in exchange for approximately 92% of its issued and outstanding common stock. We changed our name to Bio Solutions Manufacturing, Inc. and the name of our wholly owned subsidiary was changed to Bio Solutions Production, Inc. (“BSP”). Through BSP, (prior the October 2008 reincorporation merger (see below)), we engaged in the business of manufacturing environmentally safe bio-remediation products for the treatment of various forms of waste by the food service industry and municipal waste treatment plants and other customers throughout the United States.

In June 2006, we acquired all of the outstanding equity of Bio-Extraction Services, Inc. (“BESI”), a company focused on the production of bio-fuel technology. In connection with this acquisition, we acquired BESI’s technology, which is used to extract grease from waste products, which is then converted into a B100 biodiesel fuel ingredient.

On July 25, 2008, we created a series of preferred stock of the Company known as Series A Preferred Stock, par value $0.001 per share. The Series A Preferred Stock is not convertible into shares of our common stock. Holders of the Series A Preferred Stock do not have any preferential dividend or liquidation rights. The shares of Series A Preferred Stock are not redeemable. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A Preferred Stock shall be entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series A Preferred Stock held by such holder, (b) the number of issued and outstanding shares of Company common stock, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002. On December 20, 2010, our former Chief Financial Officer and the sole holder of the outstanding shares of Series A Preferred Stock, sold the 10,000 shares of our Series A Preferred Stock to Len Amato, our current President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Chairman of the Board of Directors, which resulted in his effectively having voting control of the Company.

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

On June 9, 2010, we filed an amendment to our Articles of Incorporation in order to change our name to “Todays Alternative Energy Corporation

On October 6, 2010, we formed our wholly-owned subsidiary, Guaranteed Enzyme Miracle Corporation, a Texas corporation, in which we will operate our green cleaning products business.

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

On May 20, 2011, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of Nevada to effectuate a reverse stock split on a 1 to 20 basis.  Each holder of common stock received 1 share of the Company’s common stock for each 20 shares of the Company’s common stock held. Fractional shares were rounded up to the nearest whole share. All per share numbers quoted herein are reflective of the 1:20 reverse split. All common stock and related information have been retroactively restated.

On October 10, 2011, the Company entered into a Stock Purchase Agreement with a third party investor pursuant to which the Company sold an aggregate of 16,406,915 shares of its restricted common stock to the investor for an aggregate purchase price of $100,000. The investor owned 1,000,000 shares of the Company’s restricted common stock at the time of the sale. As of January 27, 2012, the investor owns 61.9% of the Company’s outstanding common stock.

Over the course of our fiscal year ended October 31, 2011, we borrowed $74,500 under our loan agreement dated November 29, 2006 and used the proceeds to fund the development of our business.

Our executive offices are located at 191 Post Road West, Westport, Connecticut 06880. Our telephone number is (888) 880-0994.

Our Business

We are a development stage company. Our business has two primary opportunities that we are developing. We have a green cleaning products business that is organized to use our own scientific formulations to manufacture and sell a new line of industrial strength environmentally friendly biodegradable cleaning products that contain natural non-toxic ingredients. We have a biodiesel business that is organized to use our extraction technology to convert waste cooking oil and grease into a biodiesel fuel ingredient that we intend to sell to biodiesel fuel producers. Our biodiesel business is designed to eliminate environmental issues associated with disposing of waste cooking oil and grease. We are expanding our strategy beyond our current technology and positioning the Company to find new ways to produce biofuels feedstock to gain a share of forecasted growth in demand for biofuels.

The Green Cleaning Products Opportunity

On July 1, 2010, we announced plans to brand our new line of industrial strength, environmentally friendly biodegradable cleaning products with the GEM name, a Company-owned brand. The GEM brand name and the accompanying tagline, "Guaranteed Enzyme Miracle," call attention to the natural enzymes and other eco-friendly industrial strength ingredients in GEM cleansers that quickly remove oil, grease and other stubborn stains. GEM products contain no ammonia, phosphates, dyes, artificial scents or toxins, and are biodegradable. GEM products will enter a large expanding market for green cleaners. The GEM products are made using precise scientific formulations of raw material ingredients combined in a regimented production process. We maintain strict confidentiality over our formulations and processes for producing GEM products; however we believe that our formulations are not patentable. We believe that our product formulations and regimented production process bolster our GEM products’ effectiveness and are the basis for their differentiation from other cleaners available to consumers from retail outlets. Each of the raw material ingredients is commercially available from multiple suppliers that enable us to not become dependent on any one supplier. Natural enzymes are a key ingredient in GEM products that require cultivation to achieve the desired maturation and replication by qualified chemists. The GEM products can be produced either by a laboratory and production facility we operated, operate by a third party vendor under our supervision or a combination of internal and external resources

U.S. retail sales of green household cleaning products totaled $557 million in 2009 and have grown 229% since 2005, claiming 3% of the total household cleaner retail market according to Packaged Facts' independent proprietary online green cleaner survey and sales estimates. According to their estimates, annual sales of green cleaner products in the U.S. will grow to $2 billion by 2014, an increase that is 4 times the size of 2009 sales. Sales growth is coming from increased numbers of U.S. consumers who report using natural, organic or ecologically friendly household cleaning products. According to a Packaged Facts' February 2010 survey, 42% of adult consumers used green cleaning products, which translates into 48 million U.S. households.

We plan to market GEM products to American consumers directly and through retailers. We plan to hire manufacturer sales representatives who would promote GEM products to retail buyers. We are currently reviewing our options for producing GEM products at a facility that we would operate or contracting with a third party producer that would make GEM products for us. Product prices are planned to be competitive with branded household floor, carpet and drain cleaning products.

The Biodiesel Opportunity

With our acquisition of BESI and its oil and grease extraction technology, we entered the biodiesel market. We plan to develop, produce and sell a biodiesel fuel ingredient to biodiesel fuel producers. Our business is designed to eliminate environmental issues associated with disposing of waste cooking oil and grease.  Our oil and grease extraction technology allows us to use yellow fat and trap grease as our raw material to manufacture a biodiesel fuel ingredient as compared to other manufacturers that use agricultural feedstock and other energy sources such as soy oils and animal fats. Our oil and grease extraction technology consists of a series of processes that begin with collecting raw waste cooking oil and grease in holding tanks and putting this raw material through a specified series of physical processes that separate, refine, alter and extract the desired finished product using equipment configured and operated according to our specifications. We maintain strict confidentiality over our formulations and processes for producing the biodiesel ingredient, however we believe that our technology is not patentable.

Waste cooking oil and grease, our primary raw material ingredient, is readily available from multiple restaurants and institutional food producers. Restaurants and food service preparation facilities are required to trap the yellow fat and grease they produce and dispose of it and keep it out of the public’s sewer systems. Food service preparation facilities and municipalities pay haulers to remove, transport and dispose of the yellow fat and trap grease they produce. Haulers of such grease are required to pay “tipping” fees to waste storage and disposal facilities in connection with the disposal of the yellow fat and trap grease. The business we are seeking to develop calls for establishing relationships with several producers and haulers of yellow fat and trap grease that obtain their waste for use as raw material for our extraction process that produces a biodiesel fuel ingredient. We intend to construct a program under which haulers will incentivize them based upon the amount of yellow fat and trap grease delivered to processing facilities we intend to construct. We believe that we can take delivery of waste oil and grease from multiple removal services in plentiful quantities that enable us to not become dependent on any one supplier.

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

A primary competitor is Renewable Energy Group®, the nation’s largest biodiesel producer with a nationwide distribution system. Utilizing their fullyintegrated platform, Renewable Energy Group is focused on converting natural fats, oils and greases into biodiesel.

Regulatory Matters

GOVERNMENT PROGRAMS FAVORING BIODIESEL PRODUCTION AND USE

The biodiesel industry benefits from numerous federal and state government programs, the most important of which is RFS2. On July 1, 2010, RFS2’s biomass-based diesel requirement became effective, requiring for the first time that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. Biodiesel and renewable diesel can satisfy the biomass-based diesel requirement, however renewable diesel is not currently available in the United States in significant commercial quantities. RFS2 requires one billion gallons of biomass-based diesel in 2012 and at least one billion gallons each year thereafter, with such higher amounts subject to EPA discretion. In June 2011, the EPA proposed a 1.28 billion gallon biomass-based diesel requirement for 2013.

The blenders’ tax credit provides a $1.00 per gallon excise tax credit to the first person who blends the biodiesel with at least 0.1% petroleum-based diesel fuel. The blenders’ tax credit can then be credited against such blender’s federal excise tax liability or the blender can obtain a cash refund from the United States Treasury for the value of the credit. The blenders’ tax credit became effective January 1, 2005 and then lapsed January 1, 2010 before being reinstated retroactively December 17, 2010. The blenders’ tax credit is currently authorized through the end of 2011. The industry has been lobbying to retain the $1-a-gallon credit, and Rep. Collin C. Peterson (D-Minnesota), an industry supporter, is co-sponsor of the House bill.

Several states have enacted legislation providing incentives for the use of biodiesel, requiring the use of biodiesel, or both. Currently, more than 40 states have programs that encourage the use of biodiesel through blending requirements as well as various tax incentives and several states have adopted or are considering adopting a low carbon fuel standard requiring a reduction in the amount of lifecycle carbon intensity in their transportation fuels. Biodiesel has lower carbon emissions than petroleum-based diesel and is thus expected to benefit from increased demand in states like California that have adopted a low carbon fuel standard that calls for a reduction in greenhouse gas emissions from transportation fuels of 10% by 2020.

Research and Development

We incurred $58,430 and $13,217 in research and development expenditures in the year ended October 31, 2011 and 2010, respectively.

Employees

We have 1 full-time employee consisting of our Chief Executive Officer. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union.

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

Risks Related to our Business

We have not had profitable operations in recent periods, and we expect our financial losses to continue in the future.

We have recognized net losses for the years ended October 31, 2011 and 2010, respectively. We intend to invest substantial amounts in research and development activities through the year ended October 31, 2012 to advance the development of our products and business lines. Therefore, we expect our lack of profitable operations to continue in the future.

There is substantial doubt about our ability to continue as a going concern.

As of October 31, 2011 and 2010, our independent public accounting firm issued “going concern opinions” wherein they stated that the accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We have incurred losses since inception and have had negative cash flows from operations. For the years ended October 31, 2011 and 2010, we incurred net losses, and had a stockholders’ deficit. Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products and services. Although we may need to pursue additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us. Failure to secure such financing may result in our inability to continue as a going concern.  These matters raise substantial doubt about our ability to continue as a going concern.

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

Our Chief Executive Officer carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that our controls and procedures as of October 31, 2011 were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the course of the preparation of our consolidated financial statements for the year ended October 31, 2011, we identified certain material weaknesses relating to our internal controls over financial reporting. We have limited resources and only one employee, which inherently limits our ability to properly segregate duties. This internal control deficiency may also constitute deficiencies in our disclosure controls.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Our CEO/CFO is in the process of implementing a more effective system of controls, procedures, and other changes in the areas of accounting for equity transactions, document control, account analysis, and reconciliation to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to develop procedures to address them to the extent possible given limitations in financial and manpower resources.

Among the changes needed to be implemented is the hiring of employees, engagement of consultants and appointment of members of our board of directors who will enable us to adequately segregate duties and fulfill the functions performed by independent members of our board of directors.

Risks Associated with Investing in our Common Stock

We have issued a substantial number of securities convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing stockholders.

As of October 31, 2011, approximately 3,009,425,000 shares of our common stock were convertible or exercisable from the following securities: 3,009,425,000 shares representing shares of common stock issuable upon conversion in full of our outstanding convertible promissory notes (without regard to any limitations on conversion).  The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.

A substantial number of our convertible securities are convertible into shares of common stock at a current on price of $0.001 per share. Most of these shares are eligible for public resale. The trading price of our common stock and our ability to raise additional financing may be adversely affected by the influx into the market of such a substantial number of shares.

As of October 31, 2011, our outstanding convertible notes were convertible into 1,933,006,372 and 1,076,418,139 shares of common stock at a per share conversion price equal to $0.001 per share and $0.0001 per share, respectively, each of which is less than the current trading price of our shares. The shares issuable upon conversion of our convertible notes are eligible for public resale under Securities and Exchange Commission Rule 144. This significant increase in number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interest of our existing shareholders. In order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price as applicable, on similar terms. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

The issuance of shares under awards granted under existing or future employee benefit plans may cause immediate and substantial dilution to our existing stockholders.

In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we have, since inception, adopted several stock incentive plans including; a 2011 Equity Incentive Plan, a 2008 Stock Incentive Plan, a 2008 California Stock Incentive Plan, a 2007 Stock Incentive Plan, a 2006 Stock Incentive Plan and a 2002 Omnibus Securities Plan. As of October 31, 2011, we had issued 1,569,490 shares under stock incentive plans. We may also adopt one or more additional employee benefit plans in the future. The issuance of shares under an employee benefit plan may result in substantial dilution to the interests of other stockholders. There only upper limit on the number of shares that may be issued under the number of shares of common stock we may reserve under employee benefit plans is the number of shares of common stock authorized for issuance under our articles of incorporation. The issuance of shares under current or future employee benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

Shares of our stock suffer from low trading volume and wide fluctuations in market price.

Our common stock is currently quoted on the Over the Counter Bulletin Board trading system under the symbol TAEC.OB. An investment in our common stock currently is illiquid and subject to significant market volatility. This illiquidity and volatility may be caused by a variety of factors including low trading volume and market conditions.

In addition, the value of our common stock could be affected by actual or anticipated variations in our operating results; changes in the market valuations of other similarly situated companies serving similar markets; announcements by us or our competitors of significant acquisitions, strategic partnerships, collaborations, joint ventures or capital commitments; adoption of new accounting standards affecting our industry; additions or departures of key personnel; introduction of new products or services by us or our competitors; actual or expected sales of our common stock or other securities in the open market; conditions or trends in the market in which we operate; and other events or factors, many of which are beyond our control.

Stockholders may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent a stockholder from obtaining a market price equal to the purchase price such stockholder paid when the stockholder attempts to sell our securities in the open market. In these situations, the stockholder may be required either to sell our securities at a market price which is lower than the purchase price the stockholder paid, or to hold our securities for a longer period of time than planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using common stock as consideration or to recruit and retain managers with equity-based incentive plans.

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

Our common stock is subject to the “Penny Stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Our common stock is considered a “Penny Stock”.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock. In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

We have never paid nor do we expect in the near future to pay dividends.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock for the foreseeable future.  Investors should not rely on an investment in our Company if they require income generated from dividends paid on our capital stock.  Any income derived from our common stock would only come from rise in the market price of our common stock, which is uncertain and unpredictable.

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

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and convertible notes, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

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

ITEM 2. PROPERTIES

Our executive offices are located at 191 Post Road West, Westport, Connecticut 06880. We lease approximately 200 square feet of office space where we employ one person.  The lease expires on April 18, 2012 and provides for annual rentals of approximately $3,000.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. Except as set forth below, we are not currently involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Indeglia & Carney v. Todays Alternative Energy Corporation, Superior Court of California, County of Orange, Case No. 30-2011 00517578

On October 20, 2011, Indeglia & Carney (“Indeglia”) commenced an action in the Superior Court of California against the Company alleging causes of actions for breach of contract and account stated arising from legal fees allegedly owed Indeglia by the Company. On December 9, 2011, Indeglia filed a Request for Entry of Default with the Court. The Company disputes the allegations of the complaint, opposes the Request for Entry of Default and intends to vigorously defend the action.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the OTC Bulletin Board under the symbol “TAEC.OB” since December 10, 2010.  Prior to that, it traded under the symbol “BSOM.OB”.  The following table shows the high and low bid or close prices for our common stock for each quarter since November 1, 2009 as reported by the OTC Bulletin Board.  We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

November 1, 2010 to October 31, 2011	High	Low
First quarter	$0.14	$0.14
Second quarter	0.03	0.018
Third quarter	0.05	0.029
Fourth quarter	0.35	0.20

November 1, 2009 to October 31, 2010	High	Low
First quarter	$0.09	$0.06
Second quarter	0.0779	0.0779
Third quarter	0.0172	0.015
Fourth quarter	0.0045	0.0028

As of January 27, 2012, there were approximately 1,789 record holders of our common stock.

Dividend Policy

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

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of October 31, 2011:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	50,710,510	(1)(2)(3)(4)(5)(6)
Total	—	$—	50,710,510	(1)(2)(3)(4)(5)(6)

(1)            2011 Equity Incentive Plan. On March 16, 2011, our board of directors adopted the 2011 Equity Incentive Plan.   The purpose of our 2011 Equity Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 1,250,000 shares, subject to adjustment, and as of October 31, 2011, we had issued 922,867 shares.

Our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. Any decision made, or action taken, by the compensation committee or our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

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

(2)             2008 Stock Incentive Plan. The purpose of our 2008 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 16,000,000 shares, subject to adjustment, and as of October 31, 2011, we had issued 355,548 shares.

Our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. Any decision made, or action taken, by the compensation committee or our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

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

The Company effected a reverse split of its issued and outstanding common stock on a 1 for 1,000 basis and 1 for 20 basis on November 20, 2008 and May 20, 2011, respectively. The Board of Directors determined not to adjust the number of shares authorized under the plan as a result of the reverse splits. However, the Company has no plans to issue any further awards under the plan.

Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest.

(3)             2008 California Stock Incentive Plan. The purpose of our 2008 California Stock Incentive Plan is to advance the best interests of the Company by providing those persons who are residents of California and who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 16,000,000 shares, subject to adjustment, and as of October 31, 2011, we had issued 290,156 shares.

Our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. Any decision made, or action taken, by the compensation committee or our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

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

The Company effected a reverse split of its issued and outstanding common stock on a 1 for 1,000 basis and 1 for 20 basis on November 20, 2008 and May 20, 2011, respectively. The Board of Directors determined not to adjust the number of shares authorized under the plan as a result of the reverse splits. However, the Company has no plans to issue any further awards under the plan.

Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest.

(4)             2007 Stock Incentive Plan. The purpose of our 2007 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 10,000,000 shares, subject to adjustment, and as of October 31, 2011, we had issued 498 shares.

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

The Company effected a reverse split of its issued and outstanding common stock on a 1 for 1,000 basis and 1 for 20 basis on November 20, 2008 and May 20, 2011, respectively. The Board of Directors determined not to adjust the number of shares authorized under the plan as a result of the reverse splits. However, the Company has no plans to issue any further awards under the plan.

Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest.

(5)             2006 Stock Incentive Plan.  On October 27, 2006, the Company adopted its 2006 Stock Incentive Plan (the “2006 Plan”). The Company is permitted to issue up to 6,000,000 shares of common stock under the 2006 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2011, there were 300 shares issued under the 2006 Plan and no options have been granted.

(6)             2002 Omnibus Securities Plan.  On April 19, 2002, the Company adopted the 2002 Omnibus Securities Plan (the “2002 Plan”). Under the plan, the Company may grant options or issue stock to selected employees, directors, and consultants up to 30,000 shares. The exercise price of each option is at the discretion of the Board of Directors but cannot be less than 85% of the fair market value of a share at the date of grant (100% of fair market value for 10% stockholders). The vesting period of each option granted is also at the discretion of the Board of Directors, but each option granted shall vest at a rate of no less than 20% per year from date of grant.

In August 2005, the number of shares under the 2002 Plan was increased by 3,000,000 and 20 shares were issued under the 2002 Plan. In January 2006, the 3,000,000 increase was reaffirmed and ratified by the Board of Directors when technical deficiencies in the registration statement registering the shares of stock issuable under the 2002 Plan were corrected. As of October 31, 2011, there were 3,030,000 shares authorized under the 2002 Plan and 121 shares issued and no options have been granted.

The Company effected a reverse split of its issued and outstanding common stock on a 1 for 1,000 basis and 1 for 20 basis on November 20, 2008 and May 20, 2011, respectively. The Board of Directors determined not to adjust the number of shares authorized under the plan as a result of the reverse splits. However, the Company has no plans to issue any further awards under the plan.

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

On October 10, 2011, we entered into a Stock Purchase Agreement with a certain investor pursuant to which we sold an aggregate of 16,406,915 shares of our common stock to the certain investor for an aggregate purchase price of $100,000.

During the year ended October 31, 2011, we issued an aggregate of 451,578 shares of common in conversion of shares of Series B preferred stock. The preferred and common shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions of an issuer not involving a public offering.

During the year ended October 31, 2011 and through the date of filing, the Company issued 5,577,500 shares of common stock in payment of principal and interest due on unregistered convertible promissory notes

The securities referenced above were issued in transactions which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission.

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

General

We are a development stage company. Our business has two primary opportunities that we are developing. We have a green cleaning products business that is organized to use our own scientific formulations to manufacture and sell a new line of industrial strength, environmentally friendly biodegradable cleaning products that contain natural non-toxic ingredients. We have a biodiesel business that is organized to use our extraction technology to convert waste cooking oil and grease into a biodiesel fuel ingredient that we intend to sell to biodiesel fuel producers. Our biodiesel business is designed to eliminate environmental issues associated with disposing of waste cooking oil and grease. We are expanding our strategy beyond our current technology and positioning the Company to find new ways to produce biofuels feedstock to gain a share of forecasted growth in demand for biofuels.

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

Going Concern

The consolidated financial statements contained in this report have been prepared assuming that we will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We have incurred losses since inception and have negative cash flows from operations. For the years ended October 31, 2011 and 2010, we incurred net losses of $708,566 and $833,129, respectively, and we have a stockholders’ deficit of $2,554,760 as of October 31, 2011. Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products. We recently raised funds through the sale of convertible notes to an investor and by borrowing under an existing secured loan agreement. We are pursuing the sale of additional convertible notes. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us. Failure to secure such financing may result in our inability to continue as a going concern.

The consolidated financial statements contained in this report do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

Stock-Based Employee Compensation

The Company adopted ASC 718-10. This accounting guidance requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Equity based compensation expense was $0 during the years ended October 31, 2011 and 2010.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the years ended October 31, 2011 and 2010 are those of the continuing operations of Todays Alternative Energy Corporation, which include GEM and BESI on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Year Ended October 31,		From Inception of Development Stage on November 1, 2007 Through October 31, 2011
	2011	2010
Net sales	$—	$—	$—
Cost of sales	—	—	—

Gross (loss)	—	—	—

Selling, general and administrative	468,505	461,849	1,972,805

Operating (loss)	$(468,505)	$(461,849)	$(1,972,805)

Comparison of the Year Ended October 31, 2011 and 2010

Net sales.  Net sales for operations were $0 for the years ended October 31, 2011 and 2010.

Selling, general, and administrative.   Selling, general, and administrative expenses was $468,505 for the year ended October 31, 2011 compared to $461,849 for the year ended October 31, 2010. The increase of $6,656 or 1.4% was primarily due to expenses for salaries, marketing and professional fees for the GEM product line.

Operating loss.   We incurred an operating loss of $468,505 for the year ended October 31, 2011, compared to an operating loss of $461,849 for the year ended October 31, 2010. The increase of $6,656 or 1.4% was primarily due to expenses for salaries, marketing and professional fees for the GEM product line.

Beneficial Conversion Feature Expense. Beneficial conversion features expense was $112,735 for the year ended October 31, 2011, compared to $269,608 for the year ended October 31, 2010. The decrease of $156,873 or 58.2% was primarily due to the reduction in new borrowings during the current twelve- month period.

Interest expense. Interest expense was $127,326 for the year ended October 31, 2011, compared to $101,675 for the year ended October 31, 2010. The increase of $25,651 or 25.2% was primarily due to our having a greater amount of outstanding borrowings during the current twelve- month period.

`

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from debt financing and issuance of equity securities. Our working capital deficit at October 31, 2011 was $2,565,630 and at October 31, 2010 was $2,245,450. We had cash of $44,245 as of October 31, 2011, while we had cash of $4,446 as of October 31, 2010.

We used $259,701 of net cash in operating activities for the year ended October 31, 2011, compared to using $235,205 in the year ended October 31, 2010.

Net cash flows provided by investing activities was $0 for the year ended October 31, 2011 compared to $0 for the year ended October 31, 2010.

Net cash flows provided by financing activities were $335,500 for the year ended October 31, 2011, compared to net cash provided by financing activities of $236,228 in the year ended October 31, 2010. The net cash provided by financing activities is from the proceeds from our notes payable, which are net of repayments, advances and sale of our common stock.

Loan Agreements

On November 29, 2006, we entered into two separate loan agreements with certain lenders that provided for the potential for us to borrow up to $1,000,000 under each loan agreement. Under the loan agreements, the lenders received convertible promissory notes in the aggregate principal amounts of $164,000, $537,955 and $264,625, respectively, for loans made prior to the November 29, 2006 loan agreements. As a result of subsequent agreements between the lenders, a single lender now holds both $1,000,000 loan agreements. The lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $2,000,000. Borrowings under the loan agreements bear interest at the rate of eight percent (8%) per annum and are payable on demand. Outstanding principal and accrued interest is also convertible into shares of our common stock at a fixed conversion rate of $0.001 per share as a result of a May 2008 amendment to the loan agreements. In addition, the lender cannot convert any principal or interest to the extent that such conversion would require us to issue shares of our common stock in excess of our authorized and unissued shares of common stock. The notes are secured by a first priority security interest in all of our assets. By their terms, the holder of the notes may not convert the notes to the extent such conversion would cause the holder to have acquired a number of shares of common stock that would exceed 4.99% of our then outstanding common stock.  Since July 2009, third party investors have acquired $241,000 in principal under the loan agreement. We have reduced the amount of unpaid principal and interest under the loan agreement through issuances of our common stock in satisfaction of conversion requests.

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

Capital Requirements

The report of our independent accountants for the fiscal year ended October 31, 2011 states that we have incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.

As of October 31, 2011, we had a working capital deficit of $2,565,630. Currently, we do not generate any revenues. To operate our biodiesel fuel ingredient production business, we need to construct or lease biodiesel plants and we will not generate any revenues from this business until we have established plants that are operational. The expected cost to build each biodiesel plant is $2.5 million and we do not have the capital to build such plants. In our green cleaning products business, we need to lease space, build it out to our specifications, and buy production equipment in order to begin producing cleaning products to sell. Alternatively, we may find a suitable third party manufacturer to produce our cleaning products. We are evaluating the alternatives and estimating their respective capital requirements. The expected cost to open our own production facility is at least $400,000, exclusive of lease costs. We raised $100,000 from the sale of shares of our restricted common stock to an investor and expect to raise the remaining funds needed through additional sales of convertible notes. If we cannot raise additional debt and/or equity capital, we will be unable to generate any revenues.

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

In the event that our lenders do not advance us additional funds under the loan agreement and our investors do not purchase additional unsecured convertible notes, we would need to seek additional debt or equity financing, a strategic alliance, or a joint venture. Such additional financing, alliances, or joint venture opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects could be adversely affected. In addition, any debt financings or significant capital expenditures require the written consent of our existing lenders.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item 8, beginning on page F-1 of this report.

Todays Alternative Energy Corporation

(A Development Stage Company)

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of October 31, 2011 and 2010	F-3

Consolidated Statement of Operations for the years ended October 31, 2011 and 2010 and for the Period From November 1, 2007 (inception of development stage) through October 31, 2011	F-4

Consolidated Statement of Statements of Stockholders’ Deficit for the Period From the November 1, 2007 (inception of development stage) through October 31, 2011	F-5

Consolidated Statement of Cash Flows for the years ended October 31, 2011 and 2010 and for the Period From November 1, 2007 (inception of development stage) through October 31, 2011	F-6

Notes to the consolidated financial statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Todays Alternative Energy Corporation

We have audited the accompanying consolidated balance sheets of Todays Alternative Energy Corporation (A Development Stage Enterprise) as of October 31, 2011 and 2010, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended October 31, 2011 and for the period from November 1, 2007 (date of inception) to October 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2011 and 2010, and the results of its operations and cash flows for each of the two years in the period ended October 31, 2011 and for the period from November 1, 2007 (date of inception) to October 31, 2011, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that Todays Alternative Energy Corporation will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

January 30, 2012

Todays Alternative Energy Corporation

(A Development Stage Company)

Consolidated Balance Sheets

	October 31,	October 31,
	2011	2010

Assets

Current assets:
Cash	$44,245	$4,446
Stock subscription receivable	50,000	-
Prepaid expense	-	1,463
Total current assets	94,245	5,909

Other assets:
Security deposit	7,478	-
Other deposit	41,522	-
Total other assets	49,000	-

Total assets	$143,245	$5,909

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,118,910	$884,194
Advances payable	111,000	-
Convertible notes payable, net of long term portion	1,429,965	1,367,165
Total current liabilities	2,659,875	2,251,359

Long term portion of convertible notes payable (net of debt discount of $61,765 and $0 as of October 31, 2011 and 2010, respectively)	38,130	-

Stockholders' deficit:
Preferred stock, $0.00001 par value, 10,000,000 authorized,10,000 shares of Series A issued and outstanding as of October 31, 2011 and 2010 and 69,000 and 80,000 shares of Series B issued and outstanding as of October 31, 2011 and 2010, respectively	1	1
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 25,782,081 and 2,168,554 shares issued and outstanding as of October 31, 2011 and 2010, respectively	258	22
Common stock to be issued	1	1
Additional paid-in capital	8,014,642	7,615,622
Deficit accumulated from November 1, 2007 (inception of development stage)	(3,061,341)	(2,352,775)
Accumulated deficit	(7,508,321)	(7,508,321)
Total stockholders' deficit	(2,554,760)	(2,245,450)

Total liabilities and stockholders' deficit	$143,245	$5,909

The accompanying notes are an integral part of these consolidated financial statements.

Todays Alternative Energy Corporation

(A Development Stage Company)

Consolidated Statements of Operations

	Years Ended October 31,		From Inception of Development Stage on November 1, 2007 Through October 31,
	2011	2010	2011

Expenses:
General and administrative expenses	$468,505	$461,849	$1,972,805
Total expenses	468,505	461,849	1,972,805

Loss from operations	(468,505)	(461,849)	(1,972,805)

Other expenses:
Beneficial conversion feature expense	(112,735)	(269,608)	(657,510)
Interest expense	(127,326)	(101,675)	(431,026)
Total other expenses	(240,061)	(371,280)	(1,088,536)

Net loss before provision for income taxes	(708,566)	(833,129)	(3,061,341)

Provision for income taxes	-	-	-
Net loss	$(708,566)	$(833,129)	$(3,061,341)

Net loss per weighted average share - basic and diluted	$(0.17)	$(0.53)
Weighted average number of shares - basic and diluted	4,231,210	1,557,831

The accompanying notes are an integral part of these consolidated financial statements.

Todays Alternative Energy Corporation

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

	Preferred Stock Series A and B		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Accumulated (Deficit)	Total Stockholders' (Deficit)

Balance, October 31, 2007	-	$-	2,318	$-	$-	$5,866,870	$-	$(7,508,321)	$(1,641,451)

Debt converted for shares			800	-		106,560			106,560

Series A and common shares issued for services	10,000	10	1,336	-		285,312			285,322

Beneficial conversion feature						(55,990)			(55,990)

Reclassification as a result of reincorporation		(10)				10			-

Net loss							(592,439)		(592,439)

Balance, October 31, 2008	10,000	$-	4,454	$-	$-	$6,202,762	$(592,439)	$(7,508,321)	$(1,897,998)

Shares issued in satisfaction of fraction shares resulting from 1-for-1,000 reverse stock split			101	-					-

Debt converted for shares			1,319,750	13		113,937			113,950

Shares issued for services			6,555	-		66,818			66,818

Series B shares issued for legal settlement	92,000	1				91,999			92,000

Beneficial conversion feature						331,157			331,157

Net loss							(927,207)	-	(927,207)

Balance, October 31, 2009	102.000	$1	1,330,860	$13	$-	$6,806,673	$(1,519,646)	$(7,508,321)	$(2,221,280)

Debt converted for shares			400,250	4		8,001			8,005

Shares issued for services			385,455	4		134,996			135,000

Conversion of Series B shares for common shares	(12,000)		51,989	1		(1)			-

Beneficial conversion feature						269,608			269,608

Contributed services by former officers						394,679			394,679

Accrued expenses forgiven by former officer						1,666			1,666

15 shares of common stock to be issued to former officer					1				1

Net loss							(833,129)		(833,129)

Balance, October 31, 2010	90,000	$1	2,168,554	$22	$1	$7,615,622	$(2,352,775)	$(7,508,321)	$(2,245,450)

Debt converted for shares			5,577,500	56		11,749			11,805

Shares issued for services rendered			1,175,752	12		112,939			112,951

Common stock issued for cash and subscription receivable			16,406,915	164		99,836			100,000

Beneficial conversion feature						174,500			174,500

Conversion of Series B shares for common shares	(11,000)		451,578	4	-	(4)			-

Shares issued in satisfaction of fraction shares resulting from 1 for 20 reverse stock split			1,782						-

Net loss							(708,566)		(708,566)
Balance, October 31, 2011	79,000	$1	25,782,081	$258	$1	$8,014,642	$(3,061,341)	$(7,508,321)	$(2,554,760)

The accompanying notes are an integral part of these consolidated financial statements.

Todays Alternative Energy Corporation

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Years Ended October 31,		From Inception of Development Stage on November 1, 2007 Through October 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(708,566)	$(833,129)	$(3,061,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	3,570
Loss on disposition of fixed assets	-	-	3,320
Beneficial conversion feature expense	112,735	269,608	657,510
Shares issued for services rendered	112,951	135,000	598,534
Shares issued for legal settlement	-	-	92,000
Shares to be issued for officer’s compensation	-	1	1
Shares issued for interest payment	-	-	68,250
Changes in operating assets and liabilities:
Prepaid expenses	1,463	(1,463)	2,000
Other assets	(49,000)	-	(49,000)
Accounts payable and accrued expenses	234,716	194,778	721,093
Net cash used in operating activities	(295,701)	(235,205)	(964,063)

Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from advance payable	111,000	-	111,000
Proceeds from sale of common stock	50,000	-	50,000
Proceeds from notes payable	174,500	241,888	891,194
Payments on notes payable	-	(5,660)	(48,922)
Net cash provided by financing activities	335,500	236,228	1,003,272

Net increase in cash and cash equivalent	39,799	1,023	39,209
Cash and cash equivalents – beginning of period	4,446	3,423	5,036
Cash and cash equivalents – ending of period	$44,245	$4,446	$44,245

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Contribution of accrued salaries by former officers	$-	$394,679	$394,679
Accrued expenses forgiven by former officer	$-	$1,666	$1,666
Common stock issued for stock subscription receivable	$50,000	$-	$50,000
Debt converted to equity	$11,805	$8,005	$173,870

The accompanying notes are an integral part of these consolidated financial statements.

TODAYS ALTERNATIVE ENERGY CORPORATION

(A DEVEOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 2011 AND 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company

Todays Alternative Energy Corporation (“the Company”) has two primary opportunities that it is developing. The Company has a green cleaning products business that is organized to use its scientific formulations to manufacture and sell a new line of industrial strength environmentally friendly biodegradable cleaning products that contain natural non-toxic ingredients. The Company has a biodiesel business that is organized to use its extraction technology to convert waste cooking oil and grease into a biodiesel fuel feedstock and intends to use alternative means of producing biofuels. The Company’s biodiesel business is designed to eliminate environmental issues associated with disposing of waste cooking oil and grease.

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

Development Stage Company

As a result of impairing the value of the Company’s intangible assets, at October 31, 2007, the Company began implementing new plans to enter the biodiesel fuel market on November 1, 2007. As a result, the Company is a development stage enterprise, as defined by Accounting Standards Codification (the “Codification” or “ASC”) 915-10. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period. From its inception of development stage through the date of these consolidated financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from November 1, 2007 (inception of development stage) through October 31, 2011, the Company has accumulated losses of $3,061,341.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended October 31, 2011 and 2010, the Company has incurred net losses of $708,566 and $833,129, respectively, and has a stockholders’ deficit of $2,554,760 as of October 31, 2011. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

As of October 31, 2011, the Company employees consist of its Chief Executive Officer. To conserve cash, minimize borrowing and minimize overhead costs, the Company is outsourcing certain administrative and operating activities under an arrangement that allows it to pay for the services with shares of the Company’s common stock. The Company continues to need to borrow cash from time to time in order to pay its operating costs while it seeks substantial financing needed to generate sales from its Biodiesel Division and Cleaning Division. The Company anticipates future losses from operations as a result of ongoing overhead expenses incurred while it attempts to resume selling activities.

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

Cash and Cash Equivalents

For the purpose of the accompanying consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. At October 31, 2011 and 2010, the Company had no cash equivalents.

Advertising

The Company charges the costs of advertising to expenses as incurred.  The Company charged $7,500 and $0 to operations for the years ended October 31, 2011 and 2010, respectively.

Research and Development

All research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred $58,430 and $13,217 in research and product development expenses for the years ended October 31, 2011 and 2010, respectively and $71,647 from November 1, 2007 (inception of development stage) through October 31, 2011.

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

Comprehensive Income (Loss)

The Company adopted Accounting Standards Codification subtopic 220-10, “Comprehensive Income” (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities. The Company does not have any items of comprehensive income in the periods presented that are not already presented in the statement of operations.

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

As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ended October 31, 2011 and 2010.

Net Loss Per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10") specifying the computation, presentation and disclosure requirements of earnings per share information. Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Excluding the effect of Series B Preferred Stock, potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 3,009,424,511 and 1,754,391,452 at October 31, 2011 and 2010, respectively, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued ASU (“Accounting Standards Update”) 2010-29, Business Combinations: Disclosure of Supplementary Proforma Information for Business Combinations, which amends ASC 805, Business Combinations. The amendments in this ASU affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental proforma disclosures to include a description of the nature and amount of material, nonrecurring proforma adjustments directly attributable to the business combination included in the reported proforma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2010-29, which is effective for the Company for the fiscal year beginning on November 1, 2011, will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which amends ASC 350, Intangibles – Goodwill and Other. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company does not anticipate the adoption of ASU 2010-28, which is effective for the Company on November 1, 2011, will have a material impact on our consolidated financial statements. Early adoption is not permitted.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement. The amendments (1) clarify the Boards’ intent regarding the application of existing fair value measurement guidance, (2) revise certain measurement guidance that changes or modifies a principle and (3) add disclosure requirements concerning the measurement uncertainty of level 3 measurements. The Boards concluded that the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company is currently evaluating the potential impact of ASU 2011-04, which is effective for the Company on November 1, 2012, on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This ASU, which amends ASC 220, Comprehensive Income, allows an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments made by ASU 2011-05 should be applied retrospectively and become effective for fiscal years (and interim periods within those years) beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2011-05, which is effective for the Company for the fiscal year beginning on November 1, 2012, will have an impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as described in ASC 350, Intangibles-Goodwill and Other . The ASU defines the more-likely-than-not threshold as having a likelihood of more than 50%. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate the adoption of this ASU, which is effective for the Company for the fiscal year beginning on November 1, 2012, will have an impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements

NOTE 2 – STOCK SUBSCRIPTION RECEIVABLE

On October 10, 2011, the Company entered into a Stock Purchase Agreement (“Agreement”) with an investor pursuant to which the Company sold an aggregate of 16,406,915 shares of its common stock, $0.00001 par value per share, to the investor for an aggregate purchase price of $100,000.  The Company received $50,000 upon the execution of the Agreement and recorded a stock subscription receivable for the remaining $50,000 due within thirty (30) days following the execution of the Agreement (See Note 11).

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses are comprised of the following as of October 31, 2011 and 2010:

	October 31, 2011	October 31, 2010
Accounts payable	$5,053	$4,203
Salaries	59,298	66,814
Interest	514,512	387,186
Payroll taxes	49,251	53,437
Professional fees	174,590	72,333
Old disputed accounts payable	296,908	283,925
Others	19,298	16,296
Total accrued expenses	$1,118,910	$884,194

NOTE 4 – ADVANCE PAYABLE

As of October 31, 2011, the Company owed $111,000 to a note holder for cash advanced to the Company for operating purposes. The advance accrues interest at 10% per annum and is repayable on demand.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	October 31, 2011	October 31, 2010
Convertible notes payable:
Convertible promissory note (a)	$1,199,020	$1,333,120
Convertible promissory note (b)	400	400
Convertible promissory note (c)	33,645	33,645
Convertible promissory note (d)	29,895	-
Convertible promissory note (e)	40,000	-
Convertible promissory note (f)	30,000	-
Convertible promissory note (g)	196,900	-
	1,529,860	1,367,165
Less: discount on debt	(61,765)	-
	1,468,095	1,367,165
Less: current portion	(1,429,965)	(1,367,165)
Long term debt	$38,130	$-

a)	On November 29, 2006, the Company entered into a loan agreement with certain existing third-party lenders and a new lender, pursuant to which the Company borrowed approximately $164,000 and certain outstanding debt obligations were amended and restated. Under the loan agreement, the existing lenders received amended and restated secured convertible promissory notes in the aggregate principal amounts of $537,955 and $264,625, respectively, and the new lender received a convertible promissory note in the aggregate principal amount of $164,000. Under the loan agreement and the notes, each lender may, in its sole and absolute discretion, make additional loans to the Company, up to an aggregate total of $1,000,000 per lender. Each note was convertible into shares of the Company’s common stock at a conversion rate equal to the lower of (a) $0.05 per share, or (b) seventy percent (70%) of the three day average of the closing bid price of the Company’s common stock immediately prior to conversion, although such conversions could not be less than $0.01 per share, in any circumstances. In May 2008, the conversion price was amended to provide a fixed conversion price of $0.001 per share. In addition, the note holders cannot convert any principal or interest under the notes to the extent that such conversion would require the Company to issue shares of its common stock in excess of its authorized and unissued shares of common stock. The notes were transferred to a single entity. Each note accrues interest at an annual rate of eight percent (8%) and is payable on demand. During the year ended October 31, 2011, the note holder converted $8,600 of note principal into 1,427,500 shares of Company common stock.

b)	On July 14, 2009, an unrelated third party investor acquired an interest in the November 29, 2006 loan agreement from the existing lender, since which the investor has made various conversions to the principal and interest outstanding.

c)	On May 26, 2010, unrelated third party investors acquired an interest in the November 29, 2006 loan agreement from the existing lender, since which the investors have made various conversions to the principal and interest outstanding.

d)	On December 24, 2010, the Company sold and issued a convertible promissory note in the aggregate principal amount of $30,000 to a certain investor. The note matures on the two-year anniversary of the date of issuance and accrues interest at an annual rate of ten percent (10%). The note is payable in full on the maturity date unless previously converted into shares of Company common stock at a conversion price of $0.0001 per share. The Company recognized and measured an aggregate of $30,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note issued, with the discount being amortized over the note’s two-year term. During the year ended October 31, 2011, the note holder converted $105 of note principal into 1,050,000 shares of Company common stock.

e)	On January 25, 2011, the Company sold and issued a convertible promissory note in the aggregate principal amount of $40,000 to a certain investor. The note matures on the two-year anniversary of the date of issuance and accrues interest at an annual rate of ten percent (10%). The note is payable in full on the maturity date unless previously converted into shares of Company common stock at a conversion price of $0.0001 per share. The Company recognized and measured an aggregate of $40,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note issued, with the discount being amortized over the note’s two-year term.

f)	On February 25, 2011, the Company sold and issued a convertible promissory note in the aggregate principal amount of $30,000 to a certain investor. The note matures on the two-year anniversary of the date of issuance and accrues interest at an annual rate of ten percent (10%). The note is payable in full on the maturity date unless previously converted into shares of Company common stock at a conversion price of $0.0001 per share. The Company recognized and measured an aggregate of $30,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note issued, with the discount being amortized over the note’s two-year term.

g)	On October 7, 2011, unrelated third party investors acquired an interest in the November 29, 2006 loan agreement from the existing lender, since which an investor has converted $3,100 of note principal outstanding into 3,100,000 shares of Company common stock.

Beneficial conversion feature expenses of $112,735 and $269,608 were recorded during the years ended October 31, 2011 and 2010, respectively, all of which were attributed the beneficial conversion feature with this loan agreement. The notes are secured by a first priority security interest in all of the assets of the Company.

NOTE 6 - EQUITY TRANSACTIONS

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

On April 30, 2009, the Company issued 92,000 shares of Series B Preferred Stock in accordance with a Settlement Agreement and General Release dated April 30, 2009 in connection with the Becker litigation. During the year ended October 31, 2011, a Series B preferred stock holder converted 11,000 shares of Series B Preferred Stock into 451,578 shares of common stock, including 22,173 common shares to be issued.

Common Stock

Effective with the October 31, 2008 change in the Company’s articles of incorporation, the Company has 1,000,000,000 shares of authorized common stock. Par value was changed to $0.00001 per share from $0.001 per share. The holders of the Company’s common stock are entitled to one vote per share of common stock held.

During fiscal 2010, the following equity transactions occurred:

The Company issued 385,455 shares of common stock in exchange for consulting services valued at $135,000.

The Company issued 400,250 shares of common stock during the year ended October 31, 2010 for conversion of indebtedness recorded at $8,005, at a share price of $0.001 per share, pursuant to the terms of such debt agreements.

During the year ended October 31, 2010, the Company issued 51,989 shares of common stock and recorded as issuable 22,173 shares of common stock in exchange for the conversion of 12,000 Series B Preferred Stock.

During fiscal 2011, the following equity transactions occurred:

The Company issued 1,175,752 shares of common stock in exchange for consulting services valued at $112,951.

During the year ended October 31, 2011, the Company issued 4,527,500 shares of common stock at a share price of $0.001 and 1,050,000 shares of common stock at a share price of $0.0001 for conversion of indebtedness recorded at $11,805, pursuant to the terms of such debt agreements.

During the year ended October 31, 2011, the Company issued 451,578 shares of common in exchange for the conversion of 11,000 Series B Preferred Stock.

On October 10, 2011, the Company entered into a Stock Purchase Agreement (“Agreement”) with an investor pursuant to which the Company sold an aggregate of 16,406,915 shares of its common stock, $.00001 par value per share, to the investor for an aggregate purchase price of $100,000.  The Company received $50,000 upon the execution of the Agreement and recorded a stock subscription receivable for the remaining $50,000 due within thirty (30) days following the execution of the Agreement.

As of October 31, 2011, there were 25,782,081 shares of Company common stock issued and outstanding.

Warrants

During the years ended October 31, 2011 and 2010, the Company did not issue any warrants. Warrants issued before October 31, 2005 were issued for services and are fully vested.

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

In August 2005, the number of shares under the 2002 Plan was increased by 3,000,000 and 20 shares were issued under the 2002 Plan. In January 2006, the 3,000,000 increase was reaffirmed and ratified by the Board of Directors when technical deficiencies in the registration statement registering the shares of stock issuable under the 2002 Plan were corrected. As of October 31, 2011, there were 3,030,000 shares authorized under the 2002 Plan and 121 shares issued and no options have been granted.

On October 27, 2006, the Company adopted its 2006 Stock Incentive Plan (the “2006 Plan”). The Company is permitted to issue up to 6,000,000 shares of common stock under the 2006 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2011, there were 300 shares issued under the 2006 Plan and no options have been granted.

In December 2006, options to purchase an aggregate of 200 shares of common stock at an exercise price of $6,000 per share were issued to consultants. The options vested based on the number of gallons of bio-diesel alternative fuel that was converted by the Company’s bio-converter from sites introduced directly or indirectly by the consultant. As the vesting of these options did not occur during the terms of the options, the Company did not value such options, which has expired as of January 31, 2010. A summary of the non-plan option activity for the year ended October 31, 2011 is as follows:

	Stock Options		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance - October 31, 2009	200	-	$6,000	$-
Granted Fiscal Year 2010	-	-	-	-
Exercised Fiscal Year 2010	-	-	-	-
Expired Fiscal Year 2010	(200)	-	(6,000)	-
Balance – October 31, 2010	-	-	$-	$-
Granted Fiscal Year 2011	-	-	-	-
Exercised Fiscal Year 2011	-	-	-	-
Expired Fiscal Year 2011	-	-	-	-
Balance – October 31, 2011	-	-	$-	$-

On October 15, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 10,000,000 shares of common stock under the 2007 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2011, there were 498 shares issued under the 2007 Plan and no options have been granted.

On April 22, 2008, the Company adopted its 2008 Stock Incentive Plan (the “2008 Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the 2008 Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2011, there were 355,548 shares issued under the 2008 Plan.

On April 22, 2008, the Company adopted its 2008 California Stock Incentive Plan (the “California Plan”). The Company is permitted to issue up to 16,000,000 shares of common stock under the California Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of October 31, 2011, there were 290,156 shares issued under the California Plan and no options have been granted.

On March 16, 2011, the Company adopted its 2011 Equity Incentive Plan (“2011 Plan”). The Company is permitted to issue up to 1,250,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to directors, officers, consultants, advisors and employees of the Company. As of October 31, 2011, there were 922,867 shares issued under the 2011 Plan and no options have been granted.

NOTE 7 - INCOME TAXES

The provisions for income taxes for the year ended October 31, 2011 and 2010 consisted of the following:

	2011	2010
Provision benefit for income taxes at statutory federal rate	$(260,000)	$(308,000)
Permanent timing differences	41,000	149,000
Valuation allowance change	219,000	159,000
Net Income Tax Provision	$-	$-

The reported provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% to the loss before income taxes as follows:

	October 31, 2011	October 31, 2010
Federal income taxes at statutory rate	(34)%	(34)%
State tax rate, net of federal income tax	(3)	(3)
Permanent difference	16	18
Valuation allowance	21	19
Effective income tax rate	0%	0%

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company’s ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets. The Company has not filed their federal or state income tax returns for several years.

At October 31, 2011, the Company has estimated its unused net operating losses of approximately $5,600,000 (which will expire by 2031) that may be applied, against future taxable income.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

During 2009, there were 55 shares of common stock issued to related parties, management and employees of the Company for services rendered. The expense for such shares issued was recorded using the then fair market value of the shares issued.

In August 2009, the Company repaid a $19,500 advance made by a shareholder by exchanging 9,750 shares valued at $87,750 based on the prevailing market price of the shares at the time, with $68,250 of the shares attributed to interest expense and late charges.

On November 9, 2010, David Bennett, the former President and on October 31, 2010, Patricia Spreitzer, the former Chief Financial Officer of the Company, respectively, voluntarily forgave their accrued salaries totaling $394,679 and accrued expenses totaling $1,666 was forgiven by the President, both of which were reclassified to equity as contributed capital. Additionally, the Company agreed to issue the former Chief Financial Officer 15 shares of common stock valued at $1.

On November 9, 2010, Len Amato was appointed as the Company’s Chairman of the Board of Directors, President, and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. From 2007 to October 2010, Mr. Amato was managing member of Interstellar Holdings, LLC, an investment banking firm that has provided financing under the Company’s November 29, 2006 loan agreement.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Rent expense for the years ended October 31, 2011 and 2010 was $0.

Payroll Taxes

At October 31, 2011 and 2010, the Company is delinquent with remitting payroll taxes of $70,182, including estimated penalties and interest. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further.

Employment agreements

On October 30, 2007, the Company entered into employment agreements with David Bennett and Patricia Spreitzer, the Company’s President and Chief Financial Officer. Each agreement was for an initial term of three years and provided for an annual base salary during the term of the agreement of $75,000 and $54,000, respectively, provided, however, that the base salary be increased to $150,000 and $100,000 per annum, respectively, upon closing of a private placement of the Company’s debt or equity securities resulting in gross proceeds of at least $4 million. Each officer was to receive performance based bonuses upon attainment of certain gross revenue targets specified in each employment agreement. Each officer was also to receive stock grants of 10, 13, 15 and 18 shares of the Company’s common stock in each of fiscal 2007, 2008, 2009 and 2010, respectively. The Company had agreed to grant each officer options to purchase 200 shares of Company common stock with exercise prices ranging from $3,400 to $40,000, which options would vest upon the attainment of certain gross revenue targets, as more specifically set forth in the employment agreements. The granting of the options was subject to the Company’s adoption of a stock option plan for such purpose. These options were not granted as of October 31, 2011.

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

Lawsuit

On October 20, 2011, Indeglia & Carney (“Indeglia”) commenced an action in the Superior Court of California against the Company alleging causes of actions for breach of contract and account stated arising from legal fees allegedly owed Indeglia by the Company. On December 9, 2011, Indeglia filed a Request for Entry of Default with the Court. The Company disputes the allegations of the complaint, opposes the Request for Entry of Default and intends to vigorously defend the action.

NOTE 10 – FAIR VALUE MEASUREMENTS

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

As of October 31, 2011 and 2010, there were no financial assets or liabilities that were measured at fair value on a recurring basis.

NOTE 11 – SUBSEQUENT EVENTS

Since October 31, 2011, the Company issued an aggregate of 2,350,000 shares of common stock upon conversion of convertible promissory notes.

On January 12, 2012, the Company received the remaining balance of $50,000 relating to the Stock Purchase Agreement discussed in Note 2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act ("Exchange Act") of 1934, the Company's management, consisting of Len Amato, our President, Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) made an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended October 31, 2011. Based upon that evaluation, our CEO/CFO concluded that our internal controls over financial reporting are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed by, or under the supervision of a Company's principal executive and principal financial officer and effected by a Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

We conducted an evaluation, with the participation of our CEO/CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO/CFO concluded that as of October 31, 2011, our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses described below.

During the course of the preparation of our consolidated financial statements for the fiscal year ended October 31, 2011, we identified certain material weaknesses relating to our internal controls over financial reporting. We have limited resources and only one employee, which inherently limits our ability to properly segregate duties. This internal control deficiency may also constitute deficiencies in our disclosure controls.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Remediation of Material Weaknesses

Our CEO/CFO is in the process of implementing a more effective system of controls, procedures, and other changes in the areas of accounting for equity transactions, document control, account analysis, and reconciliation to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to develop procedures to address them to the extent possible given limitations in financial and manpower resources.

Among the changes needed to be implemented is the hiring of employees, engagement of consultants and appointment of members of our board of directors who will enable us to adequately segregate duties and fulfill the functions performed by independent members of our board of directors.

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

We assessed the effectiveness of our internal control over financial reporting as of October 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, we concluded that, as of October 31, 2011, our internal control over financial reporting is not effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

None

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officer and Directors

Our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Position

Len Amato	62	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

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

Board of Directors, Board Meetings and Committees

Our board of directors held no formal meetings during the most recently completed fiscal year. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

The Board of Directors has a standing Compensation Committee. We do not have either an audit committee or a nominating committee. It is the view of the board of directors that it is appropriate to not have any of these committees since they are not required to maintain its listing on the OTC Bulletin Board, since it only has one director who would serve to act as the committee in any event, and due to the additional and unnecessary costs associated with administering the committees.

The former members of our Compensation Committee, David Bennett and Patricia Spreitzer, resigned on November 9, 2010 and October 31, 2010, respectively. To date, we have not filled the vacancies of the Compensation Committee. Len Amato, our sole officer and director carries out the responsibilitites of the Compensation Committee. The basic responsibility of the Compensation Committee is to review the performance and development of our management in achieving corporate goals and objectives and to assure that our senior executives are compensated effectively in a manner consistent with our strategy, competitive practice, and the requirements of the appropriate regulatory bodies. Toward that end, the Committee oversees, reviews, and administers all compensation, equity, and employee benefit plans and programs.

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

Director Independence

We do not believe that our sole director is an “independent director,” as that term is defined by listing standards of the national exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act .

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

The Company currently has one full time director, Len Amato, who also serves as the company's Chief Executive Officer. The Company is actively seeking other qualified individuals to serve on the Company's Board of Directors. At this time, the Company does not have Directors and Officers liability insurance which has been a deterring factor in seeking other qualified directors. The full director, as CEO of the Company is actively involved in oversight of the Company's day to day activities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. No reports were furnished to us for the period ended October 31, 2011, and to our knowledge, all Section 16(a) reports were filed by our executive officers, directors and greater-than-10% stockholders on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 191 Post Road West, Westport, Connecticut 06880.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table—Fiscal 2011 and 2010

The table below summarizes the total compensation paid or awarded to each of the Named Executive Officers for Fiscal years 2011 and 2010.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)****	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
David S. Bennett*
Chairman, President and Chief Executive Officer	2010	$75,000	(1)	$-0-	$-0-	$-0-	$-0-	$75,000

Patricia M. Spreitzer **
Chief Financial Officer, Secretary and Treasurer	2010	$54,000	(2)	$-0-	$-0-	$-0-	$-0-	$54,000

Len Amato ***	2010	$-0-		$-0-	$-0-	$-0-	$-0-	$-0-
	2011	-0-		-0-	-0-	-0-	-0-	-0-

* Mr. Bennett resigned from all positions on November 9, 2010.

** Ms. Spreitzer resigned from all positions on October 31, 2010.

*** Mr. Amato was appointed as the Company’s Chairman of the Board of Directors, President, and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on November 9, 2010.

**** Represent the aggregate grant date fair market value computed in accordance with FASB ASC TOPIC 718.

(1)	$75,000 was accrued as salary, of which $35,000 was paid and $40,000 was forgiven.

(2)	$54,000 was accrued as salary, of which $22,787 was paid and $31,213 was forgiven.

Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock awards and stock options granted to the Named Executive Officers in Fiscal 2011.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share))	Grant Date Fair Value of Stock and Option Awards
Len Amato *	-	-	-	-	-	-	-	-

* Mr. Amato was appointed as the Company’s Chairman of the Board of Directors, President, and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on November 9, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at the end of Fiscal 2011.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Len Amato *	-	-	-	-	-	-

* Mr. Amato was appointed as the Company’s Chairman of the Board of Directors, President, and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on November 9, 2010.

Option Exercises and Stock Vested

No stock options vested or were exercised by any Named Executive Officers in Fiscal 2011 and 2010.

Employment Agreements

None

Compensation of Directors

Our directors did not receive any compensation for their services as a director in 2011. All directors are entitled to reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 27, 2012 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Name And Address (1)	Number Of Common Shares Beneficially Owned	Percentage Owned (2)	Number Of Series A Preferred Shares Beneficially Owned	Percentage Owned (3)	Percentage of Total Voting Power (4)

Len Amato	–	*	10,000	100%	99.6%

Steinhov Resources Calle La Sardina 7-13-49 Playa El Angel Pampatar Edo Nueves Paites, Venezuela	17,406,915	61.9%	–	–	*

All directors and officers as a group (1 persons)	–	–	10,000	100%	99.6%

*Less than 1%

(1)	Unless otherwise noted, the address is c/o Todays Alternative Energy Corporation, 191 Post Road West, Westport, Connecticut 06880.
(2)	Based on 28,132,081 common shares issued and outstanding on January 27, 2012.
(3)	Based on 10,000 series A preferred shares issued and outstanding on January 27, 2012
(4)	Holders of our common stock are entitled to one vote per share, for a total of 28,132,081 votes. Holders of our series A preferred stock are entitled to the number of votes on such matters equal to the product of (a) the number of shares of the series A preferred stock held by such holder, (b) the number of issued and outstanding shares of our common stock, on a fully-diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002. Our convertible notes currently convert into approximately 3,085,625,000 shares of common stock. Accordingly the series A preferred are entitled to a total of approximately 6,171,250,000 votes.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Other than the transactions described below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds the lesser of $120,000 or one percent of our average total assets for the last three fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

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

On November 9, 2010, David Bennett, the former President and on October 31, 2010, Patricia Spreitzer, the former Chief Financial Officer of the Company, respectively, voluntarily forgave their accrued salaries totaling $394,679 and accrued expenses totaling $1,666 was forgiven by the President, both of which were reclassified to equity as contributed capital. Additionally, the Company agreed to issue the former Chief Financial Officer 15 shares of common stock valued at $1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

RBSM LLP billed us $35,000 in fees for services rendered for the fiscal year ended October 31, 2011.

RBSM LLP billed us $20,000 in fees for services rendered for the fiscal year ended October 31, 2010.

Audit-Related Fees

We did not receive any bills from RBSM LLP for assurance and related services that are not reported under Audit Fees above in 2011 or 2010.

Tax Fees

We did not receive any bills from RBSM LLP for tax compliance, tax advice or tax planning in 2011 or 2010.

All Other Fees

RBSM LLP billed us $750 in fees relating to the review of our S-8 filings for the year ended October 31, 2011.

There were no other fees billed by RBSM LLP for the year ended October 31, 2010.

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

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description

2.1	Reorganization and Stock Purchase Agreement by and between Single Source Financial Services Corporation, certain shareholders of Single Source Financial Services Corporation, Bio-Solutions Manufacturing, Inc., and the shareholders of Bio-Solutions Manufacturing, Inc., incorporated by reference to our Current Report on Form 8-K filed on April 2, 2004.

2.2	Stock Purchase Agreement dated as of June 2, 2006 by and between Bio Solutions Manufacturing, Inc. and Bio Solutions Franchise Corp., incorporated by reference to our Quarterly Report on Form 10-QSB filed on June 21, 2006.

2.3	Merger Agreement dated as of September 4, 2008 by and between Bio Solutions Manufacturing, Inc., a New York corporation and Bio Solutions Manufacturing, Inc., a Nevada corporation, incorporated by reference to our Information Statement on Form 14C filed on September 16, 2008 (File No. 001-32044).

3.1	Amended and Restated Articles of Incorporation of Bio Solutions Manufacturing, Inc. incorporated by reference to our Information Statement on Form 14C filed on September 16, 2008 (File No. 001-32044).

3.4	Amended and Restated Bylaws of Bio Solutions Manufacturing, Inc. incorporated by reference to our Information Statement on Form 14C filed on September 16, 2008 (File No. 001-32044).

3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2009)

4.1	Specimen Certificate of Bio Solutions Manufacturing, Inc.’s common stock, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

4.2	Form of Unit Purchase Agreement among Bio Solutions Manufacturing, Inc., and various purchasers, incorporated by reference to our Quarterly Report on Form 10-QSB filed on June 21, 2006.

4.3	Form of convertible secured promissory note, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

4.4	Form of Registration Rights Agreement by and among Bio Solutions Manufacturing, Inc., and various lenders, , incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

4.5	2006 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8, filed on October 31, 2006 (File No. 333-138339).

4.6	2007 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8, filed on October 16, 2007 (File No. 333-146737).

4.7	2008 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8, filed on April 25, 2008 (File No. 333-150451).

4.8	2008 California Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8, filed on April 25, 2008 (File No. 333-150451).

4.9	2011 Equity Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on March 21, 2011)

10.1	Manufacturing/Marketing Agreement between Bio Solutions Manufacturing, Inc. and Bio Solutions Franchise Corp., incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.
10.2	Lease Agreement with Option between Bio Solutions International, Inc. and Innovative Industries, LLC, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

10.3	Loan Agreement by and among Bio Solutions Manufacturing, Inc. and various lenders, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

10.4	Security Agreement by and among Bio Solutions Manufacturing, Inc., Bio Solutions Production, Inc., Bio-Extraction Services, Inc., and various lenders, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

10.5	Intellectual Property Security Agreement by and among Bio Solutions Manufacturing, Inc., Bio Solutions Production, Inc., Bio-Extraction Services, Inc., and various lenders, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

10.6	Stock Pledge Agreement by and among Bio Solutions Manufacturing, Inc. and various lenders, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

10.7	Guaranty by Bio Solutions Production, Inc. and Bio-Extraction Services, Inc. in favor of various lenders, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

10.8	Single Source Financial Services Corporation 2002 Omnibus Securities Plan, incorporated by reference to our Registration Statement on Form S-8 filed on April 19, 2002 (File No. 333-88834), as amended by our Registration Statement on Form S-8 filed on August 24, 2005 (File No. 333-127820).

10.9	Stock Award Agreement by and between Bio Solutions Manufacturing, Inc. and David S. Bennett, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

10.10	Stock Award Agreement by and between Bio Solutions Manufacturing, Inc. and Patricia M. Spreitzer, incorporated by reference to our Annual Report on Form 10KSB/A for the year ended October 31, 2006, filed on March 23, 2007.

10.11	Employment Agreement dated October 30, 2007 between Bio Solutions Manufacturing, Inc. and David S. Bennett, incorporated by reference to our Current Report on Form 8-K, filed on November 5, 2007.

10.12	Employment Agreement dated October 30, 2007 between Bio Solutions Manufacturing, Inc. and Patricia M. Spreitzer, incorporated by reference to our Current Report on Form 8-K, filed on November 5, 2007.

10.13	Settlement Agreement dated as of October 22, 2007, incorporated by reference to our Annual Report on From 10-KSB for the year ended October 31, 2007, filed on February 13, 2008.

10.14	Lease Agreement dated as of September 15, 2007, incorporated by reference to our Annual Report on From 10-KSB for the year ended October 31, 2007, filed on February 13, 2008.

10.15	Agreement dated as of October 30, 2007 between the Company and Peter Chapin, incorporated by reference to our Annual Report on From 10-KSB for the year ended October 31, 2007, filed on February 13, 2008.

10.16	Stock Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 2, 2009).

10.17	Settlement Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2009).

10.18	Form of Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2011).

10.19	Form of Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2011).

10.20	Stock Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2011).

10.21	Stock Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2011).

21.1	Subsidiaries of Bio Solutions Manufacturing, Inc., filed herewith.

31.1	Certification of Len Amato pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of Len Amato pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODAYS ALTERNATIVE ENERGY CORPORATION

By:	/s/ Len Amato
January 30, 2012	Len Amato
President, Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Len Amato	Chief Executive Officer Chief Financial Officer, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	January 30, 2012
Len Amato

