Form 10-Q
period 2012-01-31
Todays Alternative Energy Corp
filed 2012-03-14
CIK 1128581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

As of March 14, 2012, there were 28,132,081 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format:    Yes ☐ No ☒

Quarterly Report on Form 10-Q for the

Quarterly Period Ended January 31, 2012

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of January 31, 2012 (unaudited) and October 31, 2011:	3
Condensed Consolidated Statements of Operations for the Three Months Ended January 31, 2012 and 2011 and for the Period From November 1, 2007 (inception of development stage) through January 31, 2012 (unaudited):	4
Condensed Consolidated Statement of Stockholders’ Deficit for the Period from October 31, 2007 to January 31, 2012 (unaudited):	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2012 and 2011 and for the Period From November 1, 2007 (inception of development stage) through January 31, 2012 (unaudited):	6
Notes to Unaudited Condensed Consolidated Financial Statements January 31, 2012:	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 1A Risk Factor	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	17
Signatures	18
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART 1:         FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Todays Alternative Energy Corporation

 (A Development Stage Company)

Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2012	2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$37,258	$44,245
Stock subscription receivable	-	50,000
Total current assets	37,258	94,245

Other assets:
Security deposit	-	7,478
Other deposit	-	41,522
Total other assets	-	49,000

Total assets	$37,258	$143,245

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,173,726	$1,118,910
Advances payable	111,000	111,000
Convertible notes payable (net of debt discount of $32,765 and $0 as of January 31, 2012 and October 31, 2011, respectively)	1,465,780	1,429,965
Total current liabilities	2,750,506	2,659,875

Long term portion of convertible notes payable (net of debt discount of $16,375 and $61,765 as of January 31, 2012 and October 31, 2011, respectively)	13,625	38,130

Stockholders' deficit:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized,10,000 shares of Series A issued and outstanding as of January 31, 2012 and October 31, 2011 and 69,000 shares of Series B issued and outstanding as of January 31, 2012 and October 31, 2011	1	1
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 28,132,081 and 25,782,081 shares issued and outstanding as of January 31, 2012 and October 31, 2011, respectively	281	258
Common stock to be issued	1	1
Additional paid-in capital	8,015,934	8,014,642
Deficit accumulated from November 1, 2007 (inception of development stage)	(3,234,769)	(3,061,341)
Accumulated deficit	(7,508,321)	(7,508,321)
Total stockholders' deficit	(2,726,873)	(2,554,760)

Total liabilities and stockholders' deficit	$37,258	$143,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Todays Alternative Energy Corporation

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,		From Inception of Development Stage on November 1, 2007 Through January 31,
	2012	2011	2012
Expenses:
General and administrative expenses	$126,179	$122,162	$2,098,984
Total expenses	126,179	122,162	2,098,984

Loss from operations	(126,179)	(122,162)	(2,098,984)

Other expenses:
Beneficial conversion feature expense	(12,625)	(76,483)	(670,135)
Interest expense	(34,624)	(29,353)	(465,650)
Total other expenses	(47,249)	(105,836)	(1,135,785)

Net loss before provision for income taxes	(173,428)	(227,998)	(3,234,769)

Provision for income taxes	-	-	-
Net loss	$(173,428)	$(227,998)	$(3,234,769)

Net loss per weighted average share - basic and diluted	$(0.01)	$(0.10)
Weighted average number of shares - basic and diluted	27,823,929	2,249,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Todays Alternative Energy Corporation

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Preferred Stock Series A and B		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Accumulated (Deficit)	Total Stockholders' (Deficit)

Balance, October 31, 2007	-	$-	2,318	$-	$-	$5,866,870	$-	$(7,508,321)	$(1,641,451)

Debt converted for shares			800	-		106,560			106,560

Series A and common shares issued for services	10,000	10	1,336	-		285,312			285,322

Beneficial conversion feature						(55,990)			(55,990)

Reclassification as a result of reincorporation		(10)				10			-

Net loss							(592,439)		(592,439)

Balance, October 31, 2008	10,000	$-	4,454	$-	$-	$6,202,762	$(592,439)	$(7,508,321)	$(1,897,998)

Shares issued in satisfaction of fraction shares resulting from 1-for-1,000 reverse stock split			101	-					-

Debt converted for shares			1,319,750	13		113,937			113,950

Shares issued for services			6,555	-		66,818			66,818

Series B shares issued for legal settlement	92,000	1				91,999			92,000

Beneficial conversion feature						331,157			331,157
Net loss							(927,207)	-	(927,207)

Balance, October 31, 2009	102.000	$1	1,330,860	$13	$-	$6,806,673	$(1,519,646)	$(7,508,321)	$(2,221,280)

Debt converted for shares			400,250	4		8,001			8,005

Shares issued for services			385,455	4		134,996			135,000

Conversion of Series B shares for common shares	(12,000)		51,989	1		(1)			-

Beneficial conversion feature						269,608			269,608

Contributed services by former officers						394,679			394,679

Accrued expenses forgiven by former officer						1,666			1,666

15 shares of common stock to be issued to former officer					1				1

Net loss							(833,129)		(833,129)

Balance, October 31, 2010	90,000	$1	2,168,554	$22	$1	$7,615,622	$(2,352,775)	$(7,508,321)	$(2,245,450)

Debt converted for shares			5,577,500	56		11,749			11,805

Shares issued for services rendered			1,175,752	12		112,939			112,951

Common stock issued for cash and subscription receivable			16,406,915	164		99,836			100,000

Beneficial conversion feature						174,500			174,500

Conversion of Series B shares for common shares	(11,000)		451,578	4	-	(4)			-

Shares issued in satisfaction of fraction shares resulting from 1 for 20 reverse stock split			1,782						-
Net loss							(708,566)		(708,566)
Balance, October 31, 2011	79,000	$1	25,782,081	$258	$1	$8,014,642	$(3,061,341)	$(7,508,321)	$(2,554,760)
Debt converted for shares			2,350,000	23		1,292			1,315

Net loss							(173,428)		(173,428)

Balance, January 31, 2012	79,000	$1	28,132,081	$281	$1	$8,015,934	$(3,234,769)	$(7,508,321)	$(2,726,873)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Todays Alternative Energy Corporation

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,		From Inception of Development Stage on November 1, 2007 Through January 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(173,428)	$(227,998)	$(3,234,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	3,570
Loss on disposition of fixed assets	-	-	3,320
Beneficial conversion feature expense	12,625	76,483	670,135
Shares issued for services rendered	-	-	598,534
Shares issued for legal settlement	-	-	92,000
Shares to be issued for officer’s compensation	-	-	1
Shares issued for interest payment	-	-	68,250
Write off of other assets	49,000	-	49,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	488	2,000
Increase in other assets	-	(54,000)	(49,000)
Increase in due to officer	-	2,399	-
Increase in accounts payable and accrued expenses	54,816	91,372	775,909
Net cash used in operating activities	(56,987)	(111,256)	(1,021,050)

Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from advance payable	-	-	111,000
Proceeds from notes payable	-	144,500	891,194
Proceeds from sale of stock	50,000	-	100,000
Payments of notes payable	-	-	(48,922)
Net cash provided by financing activities	50,000	144,500	1,053,272

Net (decrease) increase in cash and cash equivalents	(6,987)	33,244	32,222
Cash and cash equivalents – beginning of period	44,245	4,446	5,036
Cash and cash equivalents – end of period	$37,258	$37,690	$37,258

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Contribution of accrued salaries by former officers	$-	$-	$394,679
Accrued expenses forgiven by former officer	$-	$-	$1,666
Debt converted to equity	$1,315	$2,300	$175,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TODAYS ALTERNATIVE ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JANUARY 31, 2012 AND 2011

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Todays Alternative Energy Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited condensed consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the fiscal year ended October 31, 2011 as reported in the 10-K have been omitted.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Guaranteed Enzyme Miracle Corporation (“GEM”) and Bio-Extraction Services, Inc. (“BESI”). Significant inter-company accounts and transactions have been eliminated.

Nature of Business and History of Company

The Company’s business has two primary opportunities that it is developing. The Company has a green cleaning products business that is organized to use its scientific formulations to manufacture and sell a new line of powerful industrial strength environmentally friendly biodegradable cleaning products that contain natural non-toxic ingredients. The Company has a biodiesel business that is organized to use its extraction technology to convert waste cooking oil and grease into a biodiesel fuel ingredient that it intends to sell to biodiesel fuel producers. The Company’s biodiesel business is designed to reduce environmental issues associated with disposing of waste cooking oil and grease.

Corporate Changes

On April 19, 2010, holders of the majority of the voting power of the outstanding stock of Bio-Solutions Manufacturing, Inc. as of April 16, 2010, voted in favor of changing the Company’s name to Todays Alternative Energy Corporation.  On June 9, 2010, the Company filed a certificate of amendment with the Secretary of State of Nevada in order to effect the name change.

On May 20, 2011, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of Nevada to effectuate a reverse stock split of the Company’s outstanding common stock on a 1 to 20 basis.  Each holder of common stock received 1 share of the Company’s common stock for each 20 shares of the Company’s common stock held.  Fractional shares were rounded up to the nearest whole share. All per share numbers quoted herein are reflective of the 1:20 reverse split. All common stock and related information have been retroactively restated.

Development Stage Company

As a result of impairing the value of the Company’s intangible assets, at October 31, 2007, the Company began implementing new plans to enter the biodiesel fuel market on November 1, 2007. As a result, the Company is a development stage enterprise, as defined by Accounting Standards Codification (the “Codification” or “ASC”) 915-10. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period. From its inception of development stage through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from November 1, 2007 (the inception of development stage) through January 31, 2012, the Company has accumulated losses of $3,234,769.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 3,061,685,963 and 2,559,074,784, respectively at January 31, 2012 and 2011, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Reclassifications

Certain reclassifications have been made in prior period's unaudited condensed consolidated financial statements to conform to classifications used in the current period.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its unaudited condensed consolidated financial condition or the results of its operations.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the three months ended January 31, 2012, the Company has incurred net losses of $173,428 and has a stockholders’ deficit of $2,726,873 as of January 31, 2012. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Although the Company may pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

As of January 31, 2012, the Company’s Chief Executive Officer was its sole employee. To conserve cash, minimize borrowing and minimize overhead costs, the Company is outsourcing certain administrative and operating activities under an arrangement that allows it to pay for the services with shares of the Company’s common stock. The Company continues to need to borrow cash from time to time in order to pay its operating costs while it seeks substantial financing needed to generate sales from its Biodiesel Division and Cleaning Division. The Company anticipates future losses from operations as a result of ongoing overhead expenses incurred while it attempts to resume selling activities.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	January 31, 2012	October 31, 2011
	(unaudited)

Accounts payable	$7,245	$5,053
Salaries	59,298	59,298
Interest	549,136	514,512
Payroll taxes	49,251	49,251
Professional fees	192,590	174,590
Old accounts payable	296,908	296,908
Others	19,298	19,298
Total	$1,173,726	$1,118,910

NOTE 3 – ADVANCE PAYABLE

As of January 31, 2012, the Company owed $111,000 to a note holder for cash advanced to the Company for operating purposes.  The advance accrues interest at 10% per annum and is repayable on demand.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

	January 31, 2012 (unaudited)	October 31, 2011
Convertible notes payable:
Convertible promissory note (a)	$1,199,020	$1,199,020
Convertible promissory note (b)	400	400
Convertible promissory note (c)	32,445	33,645
Convertible promissory note (d)	29,780	29,895
Convertible promissory note (e)	40,000	40,000
Convertible promissory note (f)	30,000	30,000
Convertible promissory note (g)	196,900	196,900
	1,528,545	1,529,860
Less: unamortized discount on debt	(49,140)	(61,765)
	1,479,405	1,468,095
Less: current portion	(1,465,780)	(1,429,965)
Long term debt	$13,625	$38,130

a)	Under a loan agreements and corresponding secured convertible promissory notes dated November 29, 2006, the Company’s third party lender may, in its sole and absolute discretion, loan the Company up to an aggregate total of $2,000,000. In May 2008, the conversion price was amended to provide a fixed conversion price of $0.001 per share. In addition, the note holder cannot convert any principal or interest under the notes to the extent that such conversion would require the Company to issue shares of its common stock in excess of its authorized and unissued shares of common stock. Each note accrues interest at an annual rate of eight percent (8%) and is payable on demand.

b)	On July 14, 2009, an unrelated third party investor acquired an interest in the November 29, 2006 loan agreement from the existing lender, since which the investor has made various conversions to the principal and interest outstanding.

c)	On May 26, 2010, unrelated third party investors acquired an interest in the November 29, 2006 loan agreement from the existing lender, since which the investors have made various conversions to the principal and interest outstanding. During the three months ended January 31, 2012, the note holder converted $1,200 of note principal into 1,200,000 shares of Company common stock valued at $0.001 per share.

d)	On December 24, 2010, the Company sold and issued a convertible promissory note in the aggregate principal amount of $30,000 to a certain investor. The note matures on the two-year anniversary of the date of issuance and accrues interest at an annual rate of ten percent (10%). The note is payable in full on the maturity date unless previously converted into shares of Company common stock at a conversion price of $0.0001 per share. The Company recognized and measured an aggregate of $30,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note issued, with the discount being amortized over the note’s two-year term. During the three months ended January 31, 2012, the note holder converted $115 of note principal into 1,150,000 shares of Company common stock valued at $0.0001 per share.

e)	On January 25, 2011, the Company sold and issued a convertible promissory note in the aggregate principal amount of $40,000 to a certain investor. The note matures on the two-year anniversary of the date of issuance and accrues interest at an annual rate of ten percent (10%). The note is payable in full on the maturity date unless previously converted into shares of Company common stock at a conversion price of $0.0001 per share. The Company recognized and measured an aggregate of $40,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note issued, with the discount being amortized over the note’s two-year term.

f)	On February 25, 2011, the Company sold and issued a convertible promissory note in the aggregate principal amount of $30,000 to a certain investor. The note matures on the two-year anniversary of the date of issuance and accrues interest at an annual rate of ten percent (10%). The note is payable in full on the maturity date unless previously converted into shares of Company common stock at a conversion price of $0.0001 per share. The Company recognized and measured an aggregate of $30,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note issued, with the discount being amortized over the note’s two-year term.

g)	On October 7, 2011, unrelated third party investors acquired an interest in the November 29, 2006 loan agreement from the existing lender, since which an investor has converted $3,100 of note principal outstanding into 3,100,000 shares of Company common stock.

Beneficial conversion feature expenses of $12,625 and $76,483 were recorded in the three months ended January 31, 2012 and 2011, respectively and $670,135 was recorded from November 1, 2007 (the inception of development stage) through January 31, 2012, all of which were attributed to these loan agreements.

NOTE 5 - EQUITY TRANSACTIONS

Common Stock

During the three months ended January 31, 2012, the Company issued 2,350,000 shares of common stock upon conversion of convertible promissory notes.

As of January 31, 2012 and October 31, 2011, there were 28,132,081 and 25,782,081 shares of Company common stock issued and outstanding, respectively.

Warrants and Options

During the three months ended January 31, 2012 and 2011, the Company did not issue any stock warrants or options.  As of January 31, 2012, no warrants or options are outstanding.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In October 2010, the Company negotiated a 64 month lease agreement for a 14,833 square foot facility in San Antonio, Texas. The lease contains real estate tax and operating escalations and a termination option after the third year. Monthly rental payments start five months after completion of leasehold improvements to the facility and receipt of a certificate of occupancy. In June 2011, the landlord informed the Company of an approximately $100,000 increase in anticipated costs to build the manufacturing facility.  The Company rejected the landlord’s revised plans and does not plan to go forward with the lease on the present terms. The landlord objects to the Company’s rejection of the new lease terms and seeks to go forward with the lease.  In connection with terminating the facility project, the Company wrote off a $7,478 security deposit and a $41,522 development cost deposit. The Company is currently reviewing other options on how to proceed with growing the GEM products business.

Rent expense for the three months ended January 31, 2012 and 2011 was $550 and $0, respectively.

Lawsuit

On October 20, 2011, Indeglia & Carney (“Indeglia”) commenced an action in the Superior Court of California against the Company alleging causes of actions for breach of contract and account stated arising from legal fees allegedly owed Indeglia by the Company and seeking $132,111.52 from the Company. On December 9, 2011, Indeglia filed a Request for Entry of Default with the Court. On March 5, 2012, the Company filed its Verified Answer, a Motion to set aside the Request for Entry of Default and a Cross Complaint. A case management hearing is scheduled for March 21, 2012. The Company disputes the allegations of the complaint, opposes the Request for Entry of Default and intends to vigorously defend the action.

Payroll taxes

At January 31, 2012, the Company is delinquent with remitting payroll taxes of $70,182, including estimated penalties and interest. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further.

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

General

Todays Alternative Energy Corporation (the “Company” or “we”) is a development stage company. Our business has two primary opportunities that we are developing. We have a green cleaning products business that is organized to use our own scientific formulations to manufacture and sell a new line of industrial strength environmentally friendly biodegradable cleaning products that contain natural non-toxic ingredients. We have a biodiesel business that is organized to use our extraction technology to convert waste cooking oil and grease into a biodiesel fuel ingredient that we intend to sell to biodiesel fuel producers. Our biodiesel business is designed to reduce environmental issues associated with disposing of waste cooking oil and grease. We are expanding our strategy beyond our current technology and positioning the Company to find new ways to produce biofuels feedstock to gain a share of forecasted growth in demand for biofuels.

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

On May 20, 2011, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of Nevada to effectuate a reverse stock split of our outstanding common stock on a 1 to 20 basis.  Each holder of common stock received 1 share of the Company’s common stock for each 20 shares of the Company’s common stock held. Fractional shares were rounded up to the nearest whole share. All per share numbers quoted herein are reflective of the 1:20 reverse split. All common stock and related information have been retroactively restated.

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

Going Concern

The unaudited condensed consolidated financial statements contained in this report have been prepared assuming that we will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We have incurred losses since inception and have negative cash flows from operations. For the years ended October 31, 2011 and 2010, we incurred net losses of $708,566 and $833,129, respectively, and we have a stockholders’ deficit of $2,554,760 as of October 31, 2011. For the three months ended January 31, 2012 and 2011, we incurred net losses of $173,428 and $227,998, respectively, and we have a stockholders’ deficit of $2,726,873 as of January 31, 2012. Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products and services. Although we require additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us. Failure to secure such financing may result in our inability to continue as a going concern and the impairment of the recorded long lived assets.

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

The unaudited condensed consolidated financial statements contained in this report do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the three months ended January 31, 2012 and 2011 and for the period from November 1, 2007 (inception of development stage) through January 31, 2012 are those of the continuing operations of Todays Alternative Energy Corporation which includes GEM and BESI on a consolidated basis.

             The following table sets forth, for the periods indicated, certain selected unaudited financial data from continuing operations:

	Three Months Ended January 31,		From Inception of Development Stage on November 1, 2007 Through
	2012	2011	January 31, 2012
Net sales	$-	$-	$-
Cost of sales	-	-	-

Gross profit	-	-	-

Selling, general and administrative	126,179	122,162	2,098,984

Operating loss	$126,179	$122,162	$2,098,984

Comparison of the Three Months Ended January 31, 2012 and 2011

Net sales. Net sales from operations were $0 for the three months ended January 31, 2012 and 2011.

Selling, general, and administrative. Selling, general, and administrative expenses were $126,179 for the three months ended January 31, 2012 compared to $122,162 for the three months ended January 31, 2011. The increase of $4,017 or 3.3% was primarily due to an increase in expense associated with terminating the San Antonio, Texas facility development that was partially offset by decreases in professional fees and salaries.

Operating loss. Operating losses incurred were $126,179 for the three months ended January 31, 2012 compared to $122,162 for the three months ended January 31, 2011. The increase of $4,017 or 3.3% was primarily due to an increase in expense associated with terminating the San Antonio, Texas facility development that was partially offset by decreases in professional fees and salaries.

Beneficial conversion feature expense. Beneficial conversion features expense was $12,625 for the three months ended January 31, 2012 compared to $76,483 for the three months ended January 31, 2011. The decrease of $63,858 or 83.5% was primarily due to the reduction in new borrowings during the current three-month period.

Interest expense. Interest expense was $34,624 for the three months ended January 31, 2012 compared to $29,353 for the three months ended January 31, 2011. The increase of $5,271 or 18.0% was primarily due to our having a greater amount of outstanding borrowings during the current three-month period.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from debt financing, and issuance of equity securities. Our working capital deficit at January 31, 2012 was $2,713,248 and $2,565,630 at October 31, 2011. We had cash of $37,258 at January 31, 2012 and $44,245 as of October 31, 2011.

We used $56,987 of net cash in operating activities for the three months ended January 31, 2012 compared to $111,256 for the three months ended January 31, 2011. The decrease of $54,269 or 48.8% was primarily due to nonrecurring payments associated with the San Antonio, Texas facility made during the three months ended January 31, 2011.

Net cash flows used in investing activities was $0 for the three months ended January 31, 2012 and 2011.

Net cash flows provided by financing activities was $50,000 for the three months ended January 31, 2012 compared to $144,500 for the three months ended January 31, 2011. The net cash provided by financing activities is from the proceeds from the sales of our common stock and advances payable used to fund our operations.

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

Capital Requirements

The report of our independent public accountants for the fiscal year ended October 31, 2011 states that we have incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.

As of January 31, 2012, we had a working capital deficit of $2,713,248. Currently, we do not generate any revenues. To operate our biodiesel fuel ingredient production business, we need to construct or lease biodiesel plants and we will not generate any revenues from this business until we have established plants that are operational. The expected cost to build each biodiesel plant is $2.5 million and we do not have the capital to build such plants. In our green cleaning products business, we need to construct a production facility or we need to outsource production.  In the meantime, we are not generating any revenues from this business.  Our capital requirements will be significantly greater if we establish our own production facility as compared to outsourcing production to a contract manufacturer. We raised $100,000 from the sales of convertible notes to an investor during fiscal year ended October 31, 2011 and will need to raise the remaining funds needed through additional sales of securities. If we cannot raise additional debt and/or equity capital, we will be unable to generate any revenues.

We believe that, as of the date of this report, our existing working capital and cash flows generated from operations will be insufficient to fund our plan of operations over the next 12 months, and accordingly, we will need to continue to obtain additional financing.

As set forth above, we have entered into a secured loan agreement with a third party lender, under which the lender, in its sole and absolute discretion, can lend to us up to $2,000,000. However, such loans are completely discretionary with the lender, and as of the date hereof, we have received no commitment from the lender to advance us additional funds under the terms of the loan agreement or under new terms. From April to January 2012, we obtained $111,000 of advances from the third party lender. We sold unsecured convertible notes to an investor and will need to sell additional unsecured convertible notes. As of the date hereof, we have received no firm commitment from investors to purchase additional securities from us.

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

Not applicable.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company's management, consisting of Len Amato, the Company’s Chief Executive Officer who is also our Chief Financial Officer (“CEO/CFO”), carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended January 31, 2012. Based upon that evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, consisting of our CEO/CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended January 31, 2012. Based on that evaluation, our CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended January 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On October 20, 2011, Indeglia & Carney (“Indeglia”) commenced an action in the Superior Court of California against the Company alleging causes of actions for breach of contract and account stated arising from legal fees allegedly owed Indeglia by the Company and seeking $132,111.52 from the Company. On December 9, 2011, Indeglia filed a Request for Entry of Default with the Court. On March 5, 2012, the Company filed its Verified Answer, a Motion to set aside the Request for Entry of Default and a Cross Complaint. A case management hearing is scheduled for March 21, 2012. The Company disputes the allegations of the complaint, opposes the Request for Entry of Default and intends to vigorously defend the action.

ITEM 1A – RISK FACTORS

There have been no updates to our risk factors included in our most recent Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2012 and through the date of filing, the Company issued 2,350,000 shares of common stock upon conversion of $1,315 principal amount of convertible promissory notes.

The above reference shares were issued in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act, which exempts transactions of an issuer not involving a public offering.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES.

Not Applicable.

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

Dated: March 14, 2012	/s/ Len Amato
By: Len Amato
Its: Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

