Form 10-Q/A
period 2012-04-30
Todays Alternative Energy Corp
filed 2012-06-25
CIK 1128581

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

191 Post Road West

Westport, CT 06880

(Address of principal executive offices)

888-880-0994

(Issuer’s telephone number)

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

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EXPLANATORY NOTE

The purpose of this Amendment on Form 10-Q/A to Todays Alternative Energy Corporation’s quarterly report on Form 10-Q for the quarter ended April 30, 2012, filed with the Securities and Exchange Commission on June 19, 2012 (the “Form 10-Q”), is solely to furnish the information presented in Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to our Form 10-Q filed on June 19, 2012. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6 - EXHIBITS.

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101**	The following materials from Todays Alternative Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) the Notes to the Consolidated Financial statements tagged as blocks of text.

*	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on June 19, 2012
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 25, 2012	/s/ Len Amato
By: Len Amato
Its: Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)