Form 10-Q
period 2012-07-31
Todays Alternative Energy Corp
filed 2012-09-20
CIK 1128581

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934, For the quarterly period ended July 31, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-32044

_____________________________________

TODAYS ALTERNATIVE ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	16-1576984 (I.R.S. Employer Identification Number)

191 Post Road West, Westport, Connecticut (Address of principal executive offices)	06880 (Zip Code)

(888) 880-0994 (registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 2(b)-2 of the Exchange Act). Yes ☐ No ☒

At September 19, 2012, the registrant had outstanding 28,132,026 shares of common stock.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended July 31, 2012

Table of Contents

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of July 31, 2012 (unaudited) and October 31, 2011:	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended July 31, 2012 and 2011 and for the Period From November 1, 2007 (inception of development stage) through July 31, 2012 (unaudited):	4
Condensed Consolidated Statement of Stockholders’ Deficit for the Period from October 31, 2007 to July 31, 2012 (unaudited):	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2012 and 2011 and for the Period From November 1, 2007 (inception of development stage) through July 31, 2012 (unaudited):	6
Notes to Unaudited Condensed Consolidated Financial Statements July 31, 2012:	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION	17
Item 1. Legal Proceedings	17
Item 1A. Risk Factor	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	18
Signatures	19

PART 1:         FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Todays Alternative Energy Corporation

 (A Development Stage Company)

Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2012	2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$324	$44,245
Stock subscription receivable	-	50,000
Total current assets	324	94,245

Other assets:
Security deposit	-	7,478
Other deposit	-	41,522
Total other assets	-	49,000

Total assets	$324	$143,245

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,240,524	$1,118,910
Advances payable	23,500	111,000
Legal settlement payable	87,500
Convertible notes payable (net of debt discount of $34,195 and $0 as of July 31, 2012 and October 31, 2011, respectively)	1,494,350	1,429,965
Total current liabilities	2,845,874	2,659,875

Long term portion of convertible notes payable (net of debt discount of $74,047 and $61,765 as of July 31, 2012 and October 31, 2011, respectively)	26,953	38,130
Total liabilities	2,872,827	2,698,005

Stockholders' deficit:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized,10,000 shares of Series A issued and outstanding as of July 31, 2012 and October 31, 2011 and 69,000 shares of Series B issued and outstanding as of July 31, 2012 and October 31, 2011	1	1
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 28,132,026 and 25,782,081 shares issued and outstanding as of July 31, 2012 and October 31, 2011, respectively	281	258
Common stock to be issued	1	1
Additional paid-in capital	8,116,934	8,014,642
Deficit accumulated from November 1, 2007 (inception of development stage)	(3,481,399)	(3,061,341)
Accumulated deficit	(7,508,321)	(7,508,321)
Total stockholders' deficit	(2,872,503)	(2,554,760)

Total liabilities and stockholders' deficit	$324	$143,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Todays Alternative Energy Corporation

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended		From Inception of Development Stage on November 1, 2007
	July 31,		July 31,		Through July 31,
	2012	2011	2012	2011	2012

Expenses:
General and administrative expenses	$14,617	$127,239	$210,189	$372,547	$2,182,994
Total expenses	14,617	127,239	210,189	372,547	2,182,994

Loss from operations	(14,617)	(127,239)	(210,189)	(372,547)	(2,182,994)

Other expenses:
Loss on Settlement	(53,578)	-	(53,578)	-	(53,578)
Interest expense	(58,208)	(45,553)	(156,291)	(191,944)	(1,244,827)
Total other expenses	(111,786)	(45,553)	(209,869)	(191,944)	(1,298,405)

Net loss before provision for income taxes	(126,403)	(172,792)	(420,058)	(564,491)	(3,481,399)

Provision for income taxes	-	-	-	-	-
Net loss	$(126,403)	$(172,792)	$(420,058)	$(564,491)	$(3,481,399)

Net loss per weighted average share - basic and diluted	$-	$(0.05)	$(0.01)	$(0.20)
Weighted average number of shares - basic and diluted	28,132,081	3,579,908	28,028,614	2,879,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Todays Alternative Energy Corporation

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Preferred Stock Series A and B		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Accumulated (Deficit)	Total Stockholders' (Deficit)
Balance, October 31, 2007	-	$-	2,318	$-	$-	$5,866,870	$-	$(7,508,321)	$(1,641,451)

Debt converted for shares			800	-		106,560			106,560

Series A and common shares issued for services	10,000	10	1,336	-		285,312			285,322

Beneficial conversion feature						(55,990)			(55,990)

Reclassification as a result of reincorporation		(10)				10			-
Net loss							(592,439)		(592,439)
Balance, October 31, 2008	10,000	$-	4,454	$-	$-	$6,202,762	$(592,439)	$(7,508,321)	$(1,897,998)

Shares issued in satisfaction of fraction shares resulting from 1-for-1,000 reverse stock split			101	-					-

Debt converted for shares			1,319,750	13		113,937			113,950

Shares issued for services			6,555	-		66,818			66,818

Series B shares issued for legal settlement	92,000	1				91,999			92,000

Beneficial conversion feature						331,157			331,157
Net loss							(927,207)	-	(927,207)
Balance, October 31, 2009	102.000	$1	1,330,860	$13	$-	$6,806,673	$(1,519,646)	$(7,508,321)	$(2,221,280)

Debt converted for shares			400,250	4		8,001			8,005

Shares issued for services			385,455	4		134,996			135,000

Conversion of Series B shares for common shares	(12,000)		51,989	1		(1)			-

Beneficial conversion feature						269,608			269,608

Contributed services by former officers						394,679			394,679

Accrued expenses forgiven by former officer						1,666			1,666

15 shares of common stock to be issued to former officer					1				1
Net loss							(833,129)		(833,129)
Balance, October 31, 2010	90,000	$1	2,168,554	$22	$1	$7,615,622	$(2,352,775)	$(7,508,321)	$(2,245,450)

Debt converted for shares			5,577,500	56		11,749			11,805

Shares issued for services rendered			1,175,752	12		112,939			112,951

Common stock issued for cash and subscription receivable			16,406,915	164		99,836			100,000

Beneficial conversion feature						174,500			174,500

Conversion of Series B shares for common shares	(11,000)		451,578	4	-	(4)			-

Shares issued in satisfaction of fraction shares resulting from 1 for 20 reverse stock split			1,782						-
Net loss							(708,566)		(708,566)
Balance, October 31, 2011	79,000	$1	25,782,081	$258	$1	$8,014,642	$(3,061,341)	$(7,508,321)	$(2,554,760)
Debt converted for shares			2,350,000	23		1,292			1,315
Fair value of beneficial conversion feature						101,000			101,000

Net loss							(420,058)		(420,058)
Balance, July 31, 2012	79,000	$1	28,132,081	$281	$1	$8,116,934	$(3,481,399)	$(7,508,321)	$(2,872,503)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 Todays Alternative Energy Corporation

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,		From Inception of Development Stage on November 1, 2007 Through July 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(420,058)	$(564,491)	$(3,481,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	3,570
Loss on disposition of fixed assets	-	-	3,320
Beneficial conversion feature expense	54,523	99,132	712,033
Loss on Legal Settlement	53,578	-	53,578
Shares issued for services rendered	-	95,111	598,534
Shares issued for legal settlement	-	-	92,000
Shares to be issued for officer’s compensation	-	-	1
Shares issued for interest payment	-	-	68,250
Write off of other assets	49,000	-	49,000
Changes in operating assets and liabilities:
Prepaid expenses	-	1,463	2,000
Other assets	-	(49,000)	(49,000)
Increase in due to officer	-	-	-
Accounts payable and accrued expenses	68,036	153,335	789,129
Legal settlement payable	87,500	-	87,500
Net cash used in operating activities	(107,421)	(264,450)	(1,071,484)

Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from advance payable	23,500	87,500	134,500
Proceeds from notes payable	10,000	174,500	901,194
Proceeds from sale of stock	50,000	-	100,000
Payments of notes payable	(20,000))	-	(68,922)
Net cash provided by financing activities	63,500	262,000	1,066,772

Net (decrease) increase in cash and cash equivalents	(43,921)	(2,450)	(4,712)
Cash and cash equivalents – beginning of period	44,245	4,446	5,036
Cash and cash equivalents – end of period	$324	$1,996	$324

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Contribution of accrued salaries by former officers	$-	$-	$394,679
Common stock issued for services to be rendered	$-	$-	$2,500
Exchange of advances payable for convertible note payable	$91,000	$-	$91,000
Accrued expenses forgiven by former officer	$-	$-	$1,666
Debt converted to equity	$1,315	$7,550	$175,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TODAYS ALTERNATIVE ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JULY 31, 2012 AND 2011

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

Development Stage Company

As a result of impairing the value of the Company’s intangible assets, at October 31, 2007, the Company began implementing new plans to enter the biodiesel fuel market on November 1, 2007. As a result, the Company is a development stage enterprise, as defined by Accounting Standards Codification (the “Codification” or “ASC”) 915-10. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period. From its inception of development stage through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from November 1, 2007 (the inception of development stage) through July 31, 2012, the Company has accumulated losses of $3,481,399.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 4,217,348,755 and 2,904,888,118 respectively at July 31, 2012 and 2011, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Reclassifications

Certain reclassifications have been made in prior periods’ unaudited condensed consolidated financial statements to conform to classifications used in the current period.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its unaudited condensed consolidated financial condition or the results of its operations.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the three and nine months ended July 31, 2012, the Company has incurred net losses of $126,403 and $420,058, respectively and has a stockholders’ deficit of $2,872,503 as of July 31, 2012. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Although the Company may pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern.

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

NOTE 2 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	July 31, 2012	October 31, 2011
	(unaudited)

Accounts payable	$7,805	$5,053
Salaries	59,298	59,298
Interest	616,280	514,512
Payroll taxes	49,251	49,251
Professional fees	247,767	174,590
Old accounts payable	255,607	296,908
Others	4,516	19,298
Total	$1,240,524	$1,118,910

NOTE 3 – ADVANCES PAYABLE

In June 2012, two existing note holders and an unrelated third party paid a total of $23,500 to certain vendors on behalf of the Company.  The company has an agreement with the lenders to start accruing interest as of October 2012.  As of October 31, 2011, there was a balance of $111,000 of advances from an existing note holder. The balance was satisfied with a cash payment and a conversion of the remainder of Advance Payable to a Convertible Promissory Note.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

	July 31, 2012 (unaudited)	October 31, 2011
Convertible notes payable:
Convertible promissory note (a)	$1,199,020	$1,199,020
Convertible promissory note (b)	400	400
Convertible promissory note (c)	32,445	33,645
Convertible promissory note (d)	29,780	29,895
Convertible promissory note (e)	40,000	40,000
Convertible promissory note (f)	30,000	30,000
Convertible promissory note (g)	196,900	196,900
Convertible promissory note (h)	91,000	-
Convertible promissory note (i)	10,000
	1,629,545	1,529,860
Less: unamortized discount on debt	(108,242)	(61,765)
	1,521,303	1,468,095
Less: current portion	(1,494,350)	(1,429,965)
Long term debt	$26,953	$38,130

a)	Under loan agreements and corresponding secured convertible promissory notes dated November 29, 2006, the third party lender may, in its sole and absolute discretion, loan the Company up to an aggregate total of $2,000,000. In May 2008, the conversion price was amended to provide a fixed conversion price of $0.001 per share. In addition, the note holder cannot convert any principal or interest under the notes to the extent that such conversion would require the Company to issue shares of its common stock in excess of its authorized and unissued shares of common stock. Each note accrues interest at an annual rate of eight percent (8%) and is payable on demand.

b)	On July 14, 2009, an unrelated third party investor acquired an interest in the November 29, 2006 loan agreement from the existing lender, since which time the investor has made various conversions to the principal and interest outstanding.

c)	On May 26, 2010, unrelated third party investors acquired an interest in the November 29, 2006 loan agreement from the existing lender, since which time the investors have made various conversions to the principal and interest outstanding. During the nine months ended July 31, 2012, the note holder converted $1,200 of note principal into 1,200,000 shares of Company common stock valued at $0.001 per share.

d)	On December 24, 2010, the Company sold and issued a convertible promissory note in the aggregate principal amount of $30,000 to an unrelated third party. The note matures on December 24, 2012 and accrues interest at an annual rate of ten percent (10%). The note is payable in full on the maturity date unless previously converted into shares of Company common stock at a conversion price of $0.0001 per share. The Company recognized and measured an aggregate of $30,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note issued, with the discount being amortized over the note’s two-year term. During the nine months ended July 31, 2012, the note holder converted $115 of note principal into 1,150,000 shares of Company common stock valued at $0.0001 per share.

e)	On January 25, 2011, the Company sold and issued a convertible promissory note in the aggregate principal amount of $40,000 to an unrelated third party. The note matures on January 25, 2013 and accrues interest at an annual rate of ten percent (10%). The note is payable in full on the maturity date unless previously converted into shares of Company common stock at a conversion price of $0.0001 per share. The Company recognized and measured an aggregate of $40,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note issued, with the discount being amortized over the note’s two-year term.

f)	On February 25, 2011, the Company sold and issued a convertible promissory note in the aggregate principal amount of $30,000 to an unrelated third party. The note matures on February 25, 2013 and accrues interest at an annual rate of ten percent (10%). The note is payable in full on the maturity date unless previously converted into shares of Company common stock at a conversion price of $0.0001 per share. The Company recognized and measured an aggregate of $30,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note issued, with the discount being amortized over the note’s two-year term.

g)	On October 7, 2011, unrelated third party investors acquired an interest in the November 29, 2006 loan agreement from the existing lender, since which an investor has converted $3,100 of note principal outstanding into 3,100,000 shares of Company common stock.

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

i)	On May 4, 2012, the Company sold and issued a convertible promissory note in the aggregate principal amount of $10,000 to an existing investor. The note matures on May 4, 2014 and accrues interest at an annual rate of ten percent (10%). The note is payable in full on the maturity date unless previously converted into shares of Company common stock at a conversion price of $0.0001 per share. The Company recognized and measured an aggregate of $10,000 of the convertible note payable, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a debt discount against the note issued, with the discount being amortized over notes two-year term.

Beneficial conversion feature expenses of $23,878 and $54,523 were recorded in the three and nine months ended July 31, 2012, respectively and $712,033 was recorded from November 1, 2007 (the inception of development stage) through July 31, 2012, all of which were attributed to these loan agreements.

Beneficial conversion feature expenses of $12,742 and $99,132 were recorded in the three and nine months ended July 31, 2011, respectively and $657,510 was recorded from November 1, 2007 (the inception of development stage) through July 31, 2011, all of which were attributed to these loan agreements.

NOTE 5 - EQUITY TRANSACTIONS

Common Stock

During the nine months ended July 31, 2012, the Company issued 2,350,000 shares of common stock upon conversion of convertible promissory notes in the amount of $1,315. The conversions were done within the within the terms of the note. No gain or loss was recognized.

As of July 31, 2012 and October 31, 2011, there were 28,132,026 and 25,782,081 shares of Company common stock issued and outstanding, respectively.

Warrants and Options

During the nine months ended July 31, 2012 and 2011, the Company did not issue any stock warrants or options.  As of July 31, 2012, no warrants or options are outstanding.

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

Rent expense for the three and nine months ended July 31, 2012 was $798 and $2,001, respectively. Rent expense for the three and nine months ended July 31, 2011 was $0.

Lawsuit

On October 20, 2011, Indeglia & Carney commenced an action in the Superior Court of California against the Company alleging causes of actions for breach of contract and account stated arising from legal fees allegedly owed Indeglia & Carney by the Company. The Company has agreed to pay Indeglia & Carney a total of $87,500 as part of a settlement agreement. This agreement represents the entire amount owed to Indeglia & Carney as of July 31, 2012.

Payroll taxes

At July 31, 2012, the Company is delinquent with remitting payroll taxes of $70,182, including estimated penalties and interest. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further.

NOTE 7 – SUBSEQUENT EVENTS

On August 2, 2012, Leonard Amato resigned from his positions as President, Chief Executive Officer, Principal Accounting Officer (CFO), Treasurer and Secretary.

On August 2, 2012, the board of directors appointed Albertus Hendrik van Leiden Chief Executive Officer, Principal Accounting Officer (CFO), Treasurer and Secretary.

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

On August 2, 2012, Leonard Amato resigned from his positions as President, Chief Executive Officer, Principal Accounting Officer (CFO), Treasurer and Secretary.

On August 2, 2012, the board of directors appointed Albertus Hendrik van Leiden Chief Executive Officer, Principal Accounting Officer (CFO), Treasurer and Secretary.

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

Going Concern

The unaudited condensed consolidated financial statements contained in this report have been prepared assuming that we will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We have incurred losses since inception and have negative cash flows from operations. For the years ended October 31, 2011 and 2010, we incurred net losses of $708,566 and $833,129, respectively, and we have a stockholders’ deficit of $2,554,760 as of October 31, 2011. For the nine months ended July 31, 2012 and 2011, we incurred net losses of $420,058 and $564,491, respectively, and we have a stockholders’ deficit of $2,872,503 as of July 31, 2012. Our future is dependent upon our ability to obtain additional equity or debt financing and upon future successful development and marketing of our products and services. Although we require additional financing, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us. Failure to secure such financing may result in our inability to continue as a going concern.

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

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the three and nine months ended July 31, 2012 and 2011 and for the period from November 1, 2007 (inception of development stage) through July 31, 2012 are those of the continuing operations of Todays Alternative Energy Corporation which includes GEM and BESI on a consolidated basis.

             The following table sets forth, for the periods indicated, certain selected unaudited financial data from continuing operations:

	Three Months Ended July 31,		Nine Months Ended July 31,		From Inception of Development Stage on November 1, 2007 Through
	2012	2011	2012	2011	July 31, 2012
Net sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

Selling, general and administrative	14,617	127,239	210,189	372,547	2,182,994

Operating loss	$(14,617)	$(127,239)	$(210,189)	$(372,547)	$(2,182,994)

Comparison of the Three Months Ended July 21, 2012 and 2011

Net sales. Net sales from operations were $0 for the three months ended July 31, 2012 and 2011.

Selling, general, and administrative. Selling, general, and administrative expenses were $14,617 for the three months ended July 31, 2012 compared to $127,239 for the three months ended July 31, 2011. The decrease of $112,622 or 88.5% was primarily due to decreases in expenses associated with professional and filing fees, salaries and advertising.

Operating loss. Operating losses incurred were $14,617 for the three months ended July 31, 2012 compared to $127,239 for the three months ended July 31, 2011. The decrease of $112,622 or 88.5% was primarily due to decreases in expenses associated with professional and filing fees, salaries and advertising.

Beneficial conversion feature expense. Beneficial conversion features expense was $23,878 for the three months ended July 31, 2012 compared to $12,742 for the three months ended July 31, 2011. The increase of $11,136 or 87.4% was primarily due to a greater debt discount balance during the current three-month period.

Interest expense. Interest expense was $34,330 for the three months ended July 31, 2012 compared to $32,811 for the three months ended July 31, 2011. The increase of $1,519 or 4.6% was primarily due to our having a greater amount of outstanding borrowings during the current three-month period.

Loss on Legal Settlement. On October 20, 2011, Indeglia & Carney (“Indeglia”) commenced an action in the Superior Court of California against the Company alleging causes of actions for breach of contract and account stated arising from legal fees allegedly owed Indeglia by the Company and seeking $132,111.52 plus prejudgment interest from the Company. The Company has agreed to pay Indeglia & Carney a total of $87,500.00 as part of a settlement agreement. This agreement represents the entire amount owed to Indeglia & Carney. As a result of this legal settlement the company recorded Loss on Legal Settlement of $53,578.

Comparison of the Nine Months Ended July 31, 2012 and 2011

Net sales. Net sales from operations were $0 for the nine months ended July 31, 2012 and 2011.

Selling, general, and administrative. Selling, general, and administrative expenses were $210,189 for the nine months ended July 31, 2012 compared to $372,547 for the nine months ended July 31, 2011. The decrease of $162,358 or 43.6% was primarily due to decreases in expenses associated with professional and filing fees, salaries and advertising offset by an increase in expenses associated with terminating the San Antonio, Texas facility development.

Operating loss. Operating losses incurred were $210,189 for the nine months ended July 31, 2012 compared to $372,547 for the nine months ended July 31, 2011. The decrease of $162,358 or 43.6% was primarily due to decreases in expenses associated with professional and filing fees, salaries and advertising offset by an increase in expenses associated with terminating the San Antonio, Texas facility development.

Beneficial conversion feature expense. Beneficial conversion features expense was $54,523 for the nine months ended July 31, 2012 compared to $99,132 for the nine months ended July 31, 2011. The decrease of $44,609 or 45.0% was primarily due to the reduction in new borrowings during the current nine-month period.

Interest expense. Interest expense was $101,768 for the nine months ended July 31, 2012 compared to $92,812 for the nine months ended July 31, 2011. The increase of $8,956 or 9.6% was primarily due to our having a greater amount of outstanding borrowings during the current nine-month period.

Loss on Legal Settlement. On October 20, 2011, Indeglia & Carney (“Indeglia”) commenced an action in the Superior Court of California against the Company alleging causes of actions for breach of contract and account stated arising from legal fees allegedly owed Indeglia by the Company and seeking $132,111.52 plus prejudgment interest from the Company. The Company has agreed to pay Indeglia & Carney a total of $87,500.00 as part of a settlement agreement. This agreement represents the entire amount owed to Indeglia & Carney. As a result of this legal settlement the company recorded Loss on Legal Settlement of $53,578.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from debt financing, and issuance of equity securities. Our working capital deficit at July 31, 2012 was $2,845,550 and $2,565,630 at October 31, 2011. We had cash of $324 at July 31, 2012 and $44,245 as of October 31, 2011.

We used $107,421 of net cash in operating activities for the nine months ended July 31, 2012 compared to $264,450 for the nine months ended July 31, 2011. The decrease of $157,029 or 59.4% was primarily due to nonrecurring payments, including salary payments, associated with the San Antonio, Texas facility made during the nine month ended July 31, 2011.

Net cash flows used in investing activities was $0 for the nine months ended July 31, 2012 and 2011.

Net cash flows provided by financing activities was $63,500 for the nine months ended July 31, 2012 compared to $262,000 for the nine months ended July 31, 2011. The net cash provided by financing activities is from the proceeds from the sales of our common stock and convertible promissory notes used to fund our operations.

Loan Agreement

On November 29, 2006, we entered into two separate loan agreements with certain lenders that provided for the potential for us to borrow up to $1,000,000 under each loan agreement. Under the loan agreements, the lenders received convertible promissory notes in the aggregate principal amounts of $164,000, $537,955 and $264,625, respectively, for loans made prior to the November 29, 2006 loan agreements. As a result of subsequent agreements between the lenders, a single lender now holds both $1,000,000 loan agreements. The lender may, in its sole and absolute discretion, make additional loans to us, up to an aggregate total of $2,000,000. Borrowings under the loan agreements bear interest at the rate of eight percent (8%) per annum and are payable on demand. Outstanding principal and accrued interest is also convertible into shares of our common stock at a fixed conversion rate of $0.001 per share as a result of a May 2008 amendment to the loan agreements. In addition, the lender cannot convert any principal or interest to the extent that such conversion would require us to issue shares of our common stock in excess of our authorized and unissued shares of common stock. The notes are secured by a first priority security interest in all of our assets. By their terms, the holder of the notes may not convert the notes to the extent such conversion would cause the holder to have acquired a number of shares of common stock that would exceed 4.99% of our then outstanding common stock.  Since July 2009, third party investors have acquired $241,000 in principal under the loan agreement. We have reduced the amount of unpaid principal and interest under the loan agreement through issuances of our common stock in satisfaction of conversion requests. Our outstanding aggregate balances under the notes as of July 31, 2012 and October 31, 2011 were $1,503,977 and $1,429,965, respectively.

On December 24, 2010, January 25, 2011 and February 25, 2011, we sold and issued convertible promissory notes in the aggregate principal amounts of $30,000, $40,000 and $30,000, respectively, to a certain investor. The notes mature on the two-year anniversary of the respective dates of issuance and accrue interest at an annual rate of ten percent. The notes are payable in full on the maturity dates unless previously converted into shares of our common stock at a conversion price of $0.0001 per share. The $100,000 in aggregate proceeds was used to fund the development of our business along with subsequent advances we received from a third party lender. Our outstanding aggregate balance under the notes as of July 31, 2012 and October 31, 2011 was $99,780.

On March 15, 2012, we converted $91,000 of advances payable into a convertible note. The note matures on March 15, 2014 and accrues interest at an annual rate of ten percent. The note is payable in full on the maturity date unless previously converted into shares of our common stock at a conversion price of $0.0001 per share. Our outstanding balance under the note as of July 31, 2012 was $91,000.

Capital Requirements

The report of our independent public accountants for the fiscal year ended October 31, 2011 states that we have incurred operating losses since inception and require additional capital to continue operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.

As of July 31, 2012, we had a working capital deficit of $2,845,550. Currently, we do not generate any revenues. To operate our biodiesel fuel ingredient production business, we need to construct or lease biodiesel plants and we will not generate any revenues from this business until we have established plants that are operational. The expected cost to build each biodiesel plant is approximately $2.5 million and we do not have the capital to build such plants. In our green cleaning products business, we need to construct a production facility or we need to outsource production.  In the interim, we are not generating any revenues from this business.  Our capital requirements will be significantly greater if we establish our own production facility as compared to outsourcing production to a contract manufacturer. We raised $174,000 from the sales of convertible notes to an investor during fiscal year ended October 31, 2011 and will need to raise the remaining funds needed through additional sales of securities. If we cannot raise additional debt and/or equity capital, we will be unable to generate any revenues.

We believe that, as of the date of this report, our existing working capital and cash flows generated from operations will be insufficient to fund our plan of operations over the next 12 months, and accordingly, we will need to obtain additional financing.

As set forth above, we have entered into a secured loan agreement with a third party lender, under which the lender, in its sole and absolute discretion, can lend to us up to $2,000,000. However, such loans are completely discretionary with the lender, and as of the date hereof, we have received no commitment from the lender to advance us additional funds under the terms of the loan agreement or under new terms. From inception (November 1,2007 to July 2012, we obtained $134,500 of advances from the third party lender. We sold unsecured convertible notes to an investor and may need to sell additional unsecured convertible notes. As of the date hereof, we have received no firm commitment from investors to purchase additional securities from us.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risks since the end of fiscal year 2011.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company's management, consisting of Albertus Hendrik van Leiden, the Company’s Chief Executive Officer who is also our Chief Financial Officer (“CEO/CFO”), carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended July 31, 2012. Based upon that evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. The Company’s management intends to address the material weakness in its disclosure control and procedures as soon as possible.

CHANGES IN INTERNAL CONTROLS

Our management, consisting of our CEO/CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine month period ended July 31, 2012. Based on that evaluation, our CEO/CFO concluded that the termination of certain outsourcing arrangements and the reassignment of certain administrative tasks has not had a materially adverse effect on the Company’s internal controls over financial reporting.  The Company has also hired a new accounting firm to perform administrative functions that are integral to its system of internal controls and to ensure the effectiveness of the internal control system.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Indeglia & Carney v. Todays Alternative Energy Corporation, Case No. 30-2011-00517578 (Orange County Superior Court)

On October 20, 2011, Indeglia & Carney (“Indeglia”) commenced an action in the Superior Court of California against the Company alleging causes of actions for breach of contract and account stated arising from legal fees allegedly owed Indeglia by the Company and seeking $132,111.52 plus prejudgment interest from the Company. The Company has agreed to pay Indeglia & Carney a total of $87,500.00 as part of a settlement agreement. This agreement represents the entire amount owed to Indeglia & Carney.

ITEM 1A – RISK FACTORS

Not Applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On the dates specified below, we issued 2,350,000 shares of our common stock in private transactions not involving a public offering, as follows:

•	On November 9, 2011, we issued 1,150,000 shares of our common stock to Ivano Angelastri upon the conversion of a convertible promissory note in the amount of $115.00.

•	On November 15, 2011, we issued 1,200,000 shares of our common stock to Ebony Finance Ltd. upon the conversion of a convertible promissory note in the amount of $1,200.00.

All funds received from the sale of our securities were used for working capital purposes.

All securities bear a legend restricting their disposition.

The securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act.  Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the purchase of our shares.  Our securities were sold only to accredited investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion.  Finally, our stock transfer agent has been instructed not to transfer any of such securities, unless such securities are registered for resale or there is an exemption with respect to their transfer.

Each purchaser was provided with access to our filings with the SEC, including the following:

•	Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act.

•	The information contained in an annual report on Form 10-K under the Exchange Act.

•	The information contained in any reports or documents required to be filed by us under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•	A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in our affairs that are not disclosed in the documents furnished.

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

 ITEM 6 - EXHIBITS

Exhibit No.	Identification of Exhibit
10.1	Form of Convertible Promissory Note dated as of March 15, 2012.
10.2	Form of Convertible Promissory Note dated as of May 4, 2012.
31.1*	Certification of Albertus Hendrik van Leiden, Chief Executive Officer of TODAYS ALTERNATIVE ENERGY CORPORATION, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Albertus Hendrik van Leiden, Chief Financial Officer and Principal Accounting Officer of TODAYS ALTERNATIVE ENERGY CORPORATION, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Albertus Hendrik van Leiden, Chief Executive Officer of TODAYS ALTERNATIVE ENERGY CORPORATION, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Albertus Hendrik van Leiden, Chief Financial Officer and Principal Accounting Officer of TODAYS ALTERNATIVE ENERGY CORPORATION, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODAYS ALTERNATIVE ENERGY CORPORATION
Date: September 19, 2012
	By	/s/ Albertus Hendrik van Leiden
Albertus Hendrik van Leiden, Chief Executive Officer

	By	/s/ Albertus Hendrik van Leiden
Albertus Hendrik van Leiden, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Albertus Hendrik van Leiden	Chief Executive Officer and Director	September 19, 2012
/s/ Albertus Hendrik van Leiden	Chief Financial Officer, Principal Accounting Officer, and Director	September 19, 2012

